Form 10-Q
period 2021-09-30
Belpointe PREP, LLC
filed 2021-11-15
CIK 1807046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-40911

Belpointe PREP, LLC

(Exact name of registrant as specified in its charter)

Delaware	84-4412083
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

255 Glenville Road
Greenwich, Connecticut 06831

(Address or principal executive offices)

(203) 883-1944

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A units	OZ	NYSE American

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	Yes ☐	No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.		☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐	No ☒

As of November 5, 2021, there were 1,381,094 Class A units of the registrant outstanding.

Table of Contents

		Page

PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements (Unaudited)	1
	Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020	1
	Consolidated Statements of Operations for the three and nine months ended September 30, 2021, for the three months ended September 30, 2020 and for the period beginning January 24, 2020 (formation) to September 30, 2020	2
	Consolidated Statements of Changes in Members’ Capital (Deficit) for the three and nine months ended September 30, 2021, for the three months ended September 30, 2020 and for the period beginning January 24, 2020 (formation) to September 30, 2020	3
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2021, and for the period beginning January 24, 2020 (formation) to September 30, 2020	4
	Notes to Consolidated Financial Statement	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	20

PART II – OTHER INFORMATION		20

Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Mine Safety Disclosures	21
Item 5.	Other Information	21
Item 6.	Exhibits	22
Signatures		23

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect the current views of Belpointe PREP, LLC, a Delaware limited liability company (together with its subsidiaries, the “Company,” “we,” “us,” or “our”) with respect to, among other things, our future results of operations and financial performance. In some cases, you can identify forward-looking statements by words such as “anticipate,” “approximately,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “seek,” “should,” “will” and “would” or the negative version of these words or other comparable words or statements that do not relate strictly to historical or factual matters. By their nature, forward-looking statements speak only as of the date they are made, are not statements of historical fact or guarantees of future performance and are subject to risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify, in particular due to the uncertainties created by the COVID-19 pandemic, including the projected impact of COVID-19 on our business, financial performance and operating results. Our expectations, beliefs and projections are expressed in good faith, and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will result or be achieved, and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q, including, among others, the risks set forth under the heading “Risk Factors” in our prospectus filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 1, 2021, as the same may be amended or supplemented from time to time, a copy of which may be accessed here, as well as from time to time in our other filings with the SEC. Such risks and uncertainties include, but are not limited to, the following:

●	how widely utilized COVID-19 vaccines will be, whether they will be effective in preventing the spread of COVID-19 (including its variant strains), and their impact on the ultimate severity and duration of the COVID-19 pandemic;

●	actions that may be taken by governmental authorities to contain the COVID-19 outbreak or to treat its impact;

●	the potential negative impacts of COVID-19 on the United States economy and on the Company’s investment portfolio, financial condition and business operations;

●	adverse developments in the availability of desirable investment opportunities whether they are due to competition, regulation or otherwise;

●	the general political, economic and competitive conditions in the United States;

●	the level and volatility of prevailing interest rates and credit spreads;

●	adverse changes in the real estate and real estate capital markets;

●	difficulty or delays in deploying the proceeds raised from our ongoing public offering;

●	changes in the rules and regulations relating to the Tax Cuts and Jobs Act of 2017, including the qualified opportunity zone regulations and Section 199A of the Code and the regulations adopted thereunder;

●	our ability to comply with the rules and regulations relating to investing in qualified opportunity zones;

●	limited ability to dispose of assets because of the relative illiquidity of real estate investments;

●	intense competition in the real estate market that may limit our ability to attract or retain tenants or re-lease space;

●	defaults on or non-renewal of leases by tenants;

●	increased interest rates and operating costs;

●	our failure to obtain necessary outside financing;

●	decreased rental rates or increased vacancy rates;

●	difficulties in identifying properties to acquire and in consummating, real estate acquisitions, developments, joint ventures and dispositions;

●	our failure to successfully operate acquired properties and operations;

●	exposure to liability relating to environmental and health and safety matters;

●	changes in real estate and zoning laws and increases in real property tax rates;

●	our failure to maintain our status as a publicly traded partnership and qualified opportunity fund;

●	failure of acquisitions to yield anticipated results;

●	risks associated with derivatives or hedging activity;

●	our level of debt and the terms and limitations imposed on us by our debt agreements;

●	the need to invest additional equity in connection with debt refinancings as a result of reduced asset values;

●	our ability to retain our executive officers and other key personnel of Belpointe, LLC, a Connecticut limited liability company (our “Sponsor”), Belpointe PREP Manager, LLC, a Delaware limited liability company (our “Manager”) and their affiliates;

●	expected rates of return provided to investors;

●	the ability of our Sponsor, Manager and their affiliates to source, originate and service our investments, and the quality and performance of these investments;

●	legislative or regulatory changes impacting our business or our investments;

●	changes in business conditions and the market value of our investments, including changes in interest rates, prepayment risk, operator or borrower defaults or bankruptcy, and generally the increased risk of loss if our investments fail to perform as expected;

●	our ability to implement effective conflicts of interest policies and procedures among the various real estate investment programs sponsored by our Sponsor;

●	our compliance with applicable local, state and federal laws, including the Investment Advisers Act of 1940, as amended, the Investment Company Act of 1940, as amended, and other laws;

●	difficulty in successfully managing our growth, including integrating new assets into our existing systems; and

●	changes to accounting principles generally accepted in the United States of America, or policy changes from standard-setting bodies such as the Financial Accounting Standards Board, the SEC, the Internal Revenue Service, the New York Stock Exchange American and other authorities that we are subject to.

We caution you that the risks, uncertainties and other factors referenced above may not contain all of the risks, uncertainties and other factors that are important to you. There may be other factors that cause our actual results to differ materially from any forward-looking statements, including factors discussed in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. You should evaluate all forward-looking statements made in this Form 10-Q in the context of these risks and uncertainties. In addition, we cannot assure you that we will realize the results, benefits or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our plans, strategies and objectives, which we consider to be reasonable, will be achieved. All forward-looking statements in this Form 10-Q apply only as of the date made and are expressly qualified in their entirety by the cautionary statements included in this Form 10-Q and in other filings we make with the SEC. We undertake no obligation to publicly update or revise any forward-looking statements to reflect subsequent events or circumstances, except as required by law.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Belpointe PREP, LLC
Consolidated Balance Sheets
(in thousands, except unit and per unit data)

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Real estate
Land	$16,028	$9,547
Building and improvements	4,256	3,639
Intangible assets	2,441	2,008
Real estate under construction	41,705	15,101
Total Real estate	64,430	30,295
Accumulated depreciation and amortization	(413)	(43)
Real estate, net	64,017	30,252
Cash and cash equivalents	23,879	6,578
Loan Receivable to affiliate	24,773	—
Loan Receivable to third party	3,462	—
Other assets	3,797	452
Total assets	$119,928	$37,282

Liabilities
Short-term loans from affiliate	$—	$35,000
Due to affiliates	536	492
Accounts payable, accrued expenses and other liabilities	3,384	1,892
Total liabilities	3,920	37,384

Commitments and contingencies

Members’ Capital (Deficit)
Class A units, unlimited units authorized, 795,108 and 100 units issued and outstanding at September 30, 2021 and December 31, 2020, respectively	73,769	(102)
Class B units, 100,000 units authorized, 100,000 and zero units issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	—
Class M units, 1 unit authorized, 1 and zero units issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	—
Total members’ capital (deficit) excluding noncontrolling interest	73,769	(102)
Noncontrolling interest	42,239	—
Total members’ capital (deficit)	116,008	(102)
Total liabilities and members’ capital (deficit)	$119,928	$37,282

See accompanying notes to consolidated financial statements.

Belpointe PREP, LLC
Consolidated Statements of Operations (Unaudited)
(in thousands, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended	January 24, 2020 (formation) to
	2021	2020	September 30, 2021	September 30, 2020
Revenue
Rental and other rental income	$278	$—	$679	$—
Total revenue	278	—	679	—

Expenses
Property expenses	148	—	315	—
General and administrative	176	—	365	—
Depreciation and amortization expense	163	—	370	—
Total expenses	487	—	1,050	—

Other income
Gain on redemption of equity investment	251	—	251	—
Other income	91	—	52	—
Total other income	342	—	303	—
				—
Net income (loss)	133	—	(68)	—
Net income attributable to noncontrolling interest	(82)	—	(75)	—
Net income (loss) attributable to Belpointe PREP, LLC	$51	$—	$(143)	$—
Income (Loss) per Class A unit (basic and diluted)
Net income (loss) per unit	$0.37	$—	$(3.06)	$—
Weighted-average units outstanding	138,362	100	46,694	100

See accompanying notes to consolidated financial statements.

Belpointe PREP, LLC
Consolidated Statements of Changes in Members’ Capital (Deficit) (Unaudited)
(in thousands, except unit and per unit data)

	Class A units		Class B units		Class M unit		Total Members’ (Deficit) Capital Excluding Noncontrolling	Noncontrolling	Total Members’ (Deficit)
	Units	Amount	Units	Amount	Units	Amount	Interest	Interest	Capital
Balance at January 1, 2021	100	$(102)	—	$—	—	$—	$(102)	$—	$(102)
Activity for the three months ended March 31, 2021
Contribution from noncontrolling interest	—	—	—	—	—	—	—	200	200
Net loss	—	(128)	—	—	—	—	(128)	(7)	(135)
Balance at March 31, 2021	100	$(230)	—	$—	—	$—	$(230)	$193	$(37)
Activity for the three months ended June 30, 2021
Net loss	—	(66)	—	—	—	—	(66)	—	(66)
Balance at June 30, 2021	100	$(296)	—	$—	—	$—	$(296)	$193	$(103)
Activity for the three months ended September 30, 2021
Exchange of Belpointe REIT, Inc. shares to Belpointe PREP, LLC Class A Units	795,008	74,014	—	—	—	—	74,014	41,964	115,978
Issuance of Units	—	—	100,000	—	1	—	—	—	—
Net income	—	51	—	—	—	—	51	82	133
Balance at September 30, 2021	795,108	$73,769	100,000	$—	1	$—	$73,769	$42,239	$116,008

	Class A units		Class B units		Class M unit		Total Members’ Capital Excluding Noncontrolling	Noncontrolling	Total Members’
	Units	Amount	Units	Amount	Units	Amount	Interest	Interest	Capital
Balance at January 24, 2020 (formation)	—	$—	—	$—	—	$—	$—	$—	$—
Activity from formation to March 31, 2020
Issuance of units	100	10	—	—	—	—	10	—	10
Net loss	—	—	—	—	—	—	—	—	—
Balance at March 31, 2020	100	$10	—	$—	—	$—	$10	$—	$10
Activity for the three months ended June 30, 2020
Net loss	—	—	—	—	—	—	—	—	—
Balance at June 30, 2020	100	$10	—	$—	—	$—	$10	$—	$10
Activity for the three months ended September 30, 2020
Net loss	—	—	—	—	—	—	—	—	—
Balance at September 30, 2020	100	$10	—	$—	—	$—	$10	$—	$10

See accompanying notes to consolidated financial statements.

Belpointe PREP, LLC
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30, 2021	January 24, 2020 (formation) to September 30, 2020
Cash flows from operating activities
Net loss	$(143)	$—
Adjustments to net loss
Depreciation and amortization	370	—
Amortization of rent-related intangibles and deferred rental revenue	(76)	—
Gain on redemption of equity investment	(251)	—
Decrease in due to affiliates	(103)	—
Increase in other assets	3	—
Increase in accounts payable, accrued expenses and other liabilities	213	—
Net cash provided by operating activities	13	—

Cash flows from investing activities
Acquisitions of real estate	(27,749)	—
Cash acquired from Belpointe REIT, Inc.	14,251	—
Development of real estate	(4,741)	—
Funding of Loan receivable	(3,462)	—
Other investing activity	(11)	—
Net cash used in investing activities	(21,712)	—

Cash flows from financing activities
Short-term loan from affiliate	39,000	—
Proceeds from units issued	—	10
Net cash provided by financing activities	39,000	10

Change in cash and cash equivalents during the period
Net increase in cash and cash equivalents	17,301	10
Cash and cash equivalents, beginning of period	6,578	—
Cash and cash equivalents, end of period	$23,879	$10

Cash paid during the period for interest, net of amount capitalized	$—	$—

See accompanying notes to consolidated financial statements.

BELPOINTE PREP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Organization and Business Purpose

Belpointe PREP, LLC (together with its subsidiaries, the “Company,” “we,” “us,” or “our”) was formed on January 24, 2020 as a Delaware limited liability company. We intend to operate in a manner that will allow us to qualify as a partnership for U.S. federal income tax purposes. We are focused on identifying, acquiring, developing or redeveloping and managing commercial real estate located within “qualified opportunity zones.” At least 90% of our assets will consist of qualified opportunity zone property, which enables us to be classified as a “qualified opportunity fund” as defined in the U.S. Internal Revenue Code of 1986, as amended (the “Code”).

We commenced principal operations on October 28, 2020. All of our assets are held by, and all of our operations are conducted through, one or more operating companies (each an “Operating Company” and together, the “Operating Companies”), either directly or indirectly through their subsidiaries. We are externally managed by Belpointe PREP Manager, LLC (the “Manager”), an affiliate of our sponsor, Belpointe, LLC (the “Sponsor”). Subject to certain restrictions and limitations, the Manager will be responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf.

Note 2 – Exchange Offer

Pursuant to the terms of an Agreement and Plan of Merger, dated April 21, 2021 (the “Merger Agreement”), by and among the Company, BREIT Merger, LLC, a Delaware limited liability company (“BREIT Merger”), and wholly-owned subsidiary of the Company and Belpointe REIT, Inc., a Maryland corporation (“Belpointe REIT”), BREIT Merger commenced an offer (the “Offer”) to exchange each outstanding share of common stock, par value $0.01 per share (the “Common Stock”), of Belpointe REIT validly tendered in the Offer for 1.05 Class A units (the “Class A Units”) representing limited liability company interests of the Company, with any fractional Class A Units rounded up to the nearest whole unit (the “Transaction Consideration”). The purpose of the Offer was for the Company to acquire control of the entire equity interest in Belpointe REIT while at the same time preserving the status of Belpointe REIT’s investments as qualified opportunity zone investments, and the Company’s status as a qualified opportunity fund.

The Offer expired on June 18, 2021. As of the expiration of the Offer, 757,098 shares of Belpointe REIT’s Common Stock had been validly tendered, representing 63.62% of the issued and outstanding shares of Common Stock. The Minimum Condition (as defined in the Merger Agreement) for the Offer was satisfied because the number of shares of Common Stock of Belpointe REIT validly tendered represented at least a majority of the aggregate voting power of the shares of Common Stock outstanding immediately following consummation of the Offer. In connection with the Offer and Merger (as defined in the Merger Agreement), we filed a registration statement on Form S-4, as amended (File No. 333-255427), with the SEC (the “Form S-4”). The Form S-4 was declared effective on September 13, 2021. On September 14, 2021, BREIT Merger accepted for exchange all of the shares of Common Stock (the “Exchange Offer”) validly tendered in the Offer and, effective September 14, 2021 (the “Exchange Date”), Belpointe REIT completed the QOZB Sale (as defined in the Merger Agreement).

Concurrently with the Form S-4, we also filed a registration statement on Form S-11, as amended (File No. 333-255424) with the SEC to register a continuous primary offering of up to $750,000,000 in our Class A Units (the “Primary Offering”). The Primary Offering was declared effective on September 30, 2021.

As of September 30, 2021, the Company had a controlling financial interest in Belpointe REIT, and therefore consolidated Belpointe REIT and its subsidiaries. We accounted for the Offer as an asset reorganization of entities under common control due to the fact that BREIT Merger holds a majority of the voting ownership interest of Belpointe REIT, and the majority of the entity’s shares are voted in concert. Accordingly, we accounted for the Offer at carrying value prospectively from September 14, 2021. As of September 30, 2021, the Company did not own 100% of the equity interests in Belpointe REIT and therefore recorded a noncontrolling interest for the Belpointe REIT shares that were not tendered in the Offer.

The following table summarizes the components of the Common Stock exchanged as of September 30, 2021:

Belpointe REIT Common Stock tendered (1)	757,098
Exchange ratio	1.05
Belpointe PREP Class A Units issued	794,953
Additional Belpointe PREP Class A Units issued in lieu of fractional Class A Units (2)	55
Total Belpointe PREP Class A Units issued upon Exchange Offer	795,008
Belpointe PREP Class A unit price (3)	$100.00
Total Class A units issued as of Exchange Date	$79,501,000

(1)	Represents Belpointe REIT’s outstanding Common Stock exchanged as of September 30, 2021.
(2)	All fractional Class A Units issued in the Offer were rounded up to the nearest whole unit.
(3)	Belpointe PREP Class A Unit price on September 30, 2021.

The following table summarizes the carrying value of Belpointe REIT’s net assets on the Exchange Date (amounts in thousands).

Belpointe REIT (1)
Assets
Real estate under construction (2)	$4
Cash and cash equivalents	14,251
Loan Receivable to affiliate (2)	24,773
Investment in real estate (2)	3,207
Other assets (2)	7
Total assets	$42,242
Liabilities
Due to affiliates (2)	$256
Accounts payable, accrued expenses and other liabilities (2)	22
Total liabilities	278
Total net assets	$41,964

(1)	The Secured Notes, as defined in “Note 5 – Related Party Arrangements,” and respective accrued interest were eliminated upon the Exchange Date.
(2)	Represents non-cash investing activity during the nine months ended September 30, 2021.

Note 3 – Capitalization

We were capitalized with a $10,000 investment by our Sponsor and its affiliate. We are offering the Class A Units in our Primary Offering directly to investors and not through any underwriters, dealer-managers or other agents who would be paid commissions by us or any of our affiliates. In the future, however, we may engage the services of one or more underwriters, dealer-managers or other agents to participate in our Primary Offering or other primary offerings. The amount of selling commissions or dealer-manager fees that we or our investors would pay to such underwriters, dealer-managers or other agents will depend on the terms of their engagement. Our Primary Offering is a “best efforts” offering. We plan to undertake closings on a rolling basis on the last business day of each calendar quarter, we may, however, in our sole discretion, choose to conduct more frequent closings.

We set our initial Primary Offering price at $100.00 per Class A Unit. No later than the first quarter following the December 31, 2022 year end, and every quarter thereafter, we plan to calculate our net asset value (“NAV”) within approximately 60 days of the last day of each quarter (the “Determination Date”). If our NAV increases above or decreases below the price per Class A Unit as stated in our prospectus, we will adjust the Primary Offering price, effective as of the first business day following its public announcement. The adjusted Primary Offering price will be equal to our adjusted NAV as of the Determination Date (rounded to the nearest dollar) divided by the number of Class A Units outstanding on the Determination Date.

Note 4 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared on the accrual basis of accounting and conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”), for interim financial information, and Article 8 of Regulation S-X of the rules and regulations of the SEC.

In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. Interim results are not necessarily indicative of operating results for any other interim period or for the entire year. Our interim unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2020. The unaudited consolidated financial statements as of September 30, 2021, and for the three and nine months ended September 30, 2021 and the period beginning January 24, 2020 (formation) to September 30, 2020, and certain related notes thereto, are unaudited, have not been reviewed, and may not include year-end adjustments necessary to make those unaudited consolidated financial statements comparable to audited results.

Basis of Consolidation

The accompanying unaudited consolidated financial statements reflect all of our accounts, including those of our controlled subsidiaries. The portion of members’ capital (deficit) in controlled subsidiaries that are not attributable, directly or indirectly, to us are presented in noncontrolling interest. All significant intercompany accounts and transactions have been eliminated.

We have evaluated our economic interest in entities to determine if they are deemed to be variable interest entities (“VIEs”) and whether the entities should be consolidated. An entity is a VIE if it has any one of the following characteristics: (i) the entity does not have enough equity at risk to finance its activities without additional subordinated financial support; (ii) the at-risk equity holders, as a group, lack the characteristics of a controlling financial interest; or (iii) the entity is structured with non-substantive voting rights. The distinction between a VIE and other entities is based on the nature and amount of the equity investment and the rights and obligations of the equity investors. Fixed price purchase and renewal options within a lease, as well as certain decision-making rights within a loan or joint-venture agreement, can cause us to consider an entity a VIE. Limited partnerships and other similar entities that operate as a partnership will be considered VIEs unless the limited partners hold substantive kick-out rights or participation rights.

Significant judgment is required to determine whether a VIE should be consolidated. We review all agreements and contractual arrangements to determine whether (i) we or another party have any variable interests in an entity, (ii) the entity is considered a VIE, and (iii) which variable interest holder, if any, is the primary beneficiary of the VIE. Determination of the primary beneficiary is based on whether a party (a) has the power to direct the activities that most significantly impact the economic performance of the VIE, and (b) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.

As of September 30, 2021 and December 31, 2020, we considered three entities and one entity, respectively, to be VIEs, which are consolidated as we are considered the primary beneficiary. The following table presents the financial data of the consolidated VIEs included in the consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively (amounts in thousands):

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Real estate under construction	$39,688	$14,895
Cash and cash equivalents	106	506
Other assets	2	1
Total assets	$39,796	$15,402

Liabilities
Due to affiliates	140	357
Accounts payable, accrued expenses and other liabilities	1,022	55
Total liabilities	$1,162	$412

An interest in a VIE requires reconsideration when an event occurs that was not originally contemplated. At each reporting period we will reassess whether there are any reconsideration events that require us to reconsider our determination of whether an entity is a VIE and whether it should be consolidated.

Loans Receivable

We evaluate our loans receivable on a periodic basis to assess whether there are any indicators that the value may be impaired. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due from the borrower in accordance with the original contractual terms of the loan. If a loan receivable is deemed impaired, we would be required to establish a reserve for losses in an amount deemed to be both probable and reasonably estimable.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the Jump Start Our Business Startups Act of 2012 (“JOBS Act”). Under Section 107 of the JOBS Act, emerging growth companies are permitted to use an extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards that have different effective dates for public and private companies. We have elected to use the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an emerging growth company, or (ii) affirmatively and irrevocably opt out of the extended transition period provided in Section 7(a)(2)(B). By electing to extend the transition period for complying with new or revised accounting standards, these unaudited consolidated financial statements may not be comparable to the unaudited consolidated financial statements of companies that comply with public company effective dates.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and the accompanying notes. Actual results could materially differ from those estimates.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-02, Leases, which is codified in Accounting Standards Codification (“ASC”) 842, Leases, and supersedes current lease guidance in ASC 840, Leases. The update amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. As an emerging growth company, we are permitted, and have elected, to use an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. For private companies, ASC 842 will be effective for annual reporting periods beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

Risks and Uncertainties

The spread of COVID-19 has caused significant disruptions to the global economy and normal business operations worldwide, and the duration and severity of the effects are currently unknown. The rapid development and fluidity of the COVID-19 situation precludes any forecast as to its ultimate impact. Nevertheless, COVID-19 presents material uncertainty and risk with respect to the Company’s performance and financial results, such as the potential to negatively impact financing arrangements, increase costs of operations, change laws or regulations, and add uncertainty regarding government and regulatory policy. We are closely monitoring the potential impact of COVID-19 on all aspects of our business.

Note 5 – Related Party Arrangements

On October 28, 2020, Belpointe REIT lent the Company $35,000,000 pursuant to the terms of a secured promissory note (the “First Secured Note”). On February 16, 2021, Belpointe REIT lent the Company an additional $24,000,000 pursuant to the terms of a second secured promissory note (the “Second Secured Note”). On May 28, 2021, the Company and Belpointe REIT entered into an agreement to amend the maturity date of the First Secured Note and Second Secured Note to December 31, 2021 (the “Maturity Date”). In addition, on May 28, 2021, Belpointe REIT lent the Company an additional $15,000,000 pursuant to the terms of a third secured promissory note (the “Third Secured Note” and together with the First Secured Note and Second Secured Note, the “Secured Notes”). The Secured Notes bear interest at a rate of 0.14%, are due and payable on the Maturity Date and are secured by all of the assets of the Company. The Company has and will continue to use the proceeds from the Secured Notes to make certain qualified opportunity zone investments, as discussed below in “Note 6 – Real Estate, Net.”

As a result of the Exchange Offer consummated on September 14, 2021, discussed in “Note 2 – Exchange Offer”, all intercompany balances between the Company and Belpointe REIT have been eliminated as of September 30, 2021.

Effective September 14, 2021, Belpointe REIT lent $24,773,000 to Belpointe Investment Holding, LLC, a Delaware limited liability company (“Belpointe Investment”), and affiliate of our Sponsor, pursuant to the terms of a secured promissory note (the “BI Secured Note”). Belpointe Investment used the proceeds of the BI Secured Note to purchase a 99.99% interest in BPOZ 1991 Main, LLC, a Delaware limited liability company (“BPOZ 1991 Main”), from Belpointe REIT in accordance with the terms of the Merger Agreement. Interest accrues on the BI Secured Note at a rate of 5% per annum and is due and payable at maturity on September 14, 2022.

The Manager and its affiliates, including our Sponsor, will receive fees or reimbursements in connection with our Primary Offering and the management of our investments.

The following table presents a summary of fees paid and expenses reimbursed to the Manager and its affiliates, including our Sponsor, in accordance with the terms of the relevant agreements (amounts in thousands):

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	January 24, 2020 (Formation) to September 30, 2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Amounts included in the Consolidated Statements of Operations
Costs incurred by the Manager and its affiliates (1)	$116	$—	$315	$—
Asset Management Fees	40	—	40	—
	$156	$—	$355	$—

Other capitalized costs
Development fee and reimbursements (1)	$137	$—	$1,719	$—

(1)	Includes wage, overhead and other reimbursements to the Manager and its affiliates, including our Sponsor.

The following table presents a summary of amounts included in Due to affiliates in the unaudited consolidated financial statements (amounts in thousands):

	September 30, 2021	December 31, 2020
	(unaudited)
Amounts due to affiliates
Secured Notes, including accrued interest, to Belpointe REIT (1)	$—	$35,009
Development fees (2)	—	357
Employee cost sharing and reimbursements (2)	313	126
Asset Management fees	223	—
	$536	$35,492

(1)	Secured Notes were eliminated as of September 30, 2021 as a result of the Company obtaining a controlling financial interest in Belpointe REIT (see “Note 2 – Exchange Offer”).
(2)	Includes wage, overhead and other reimbursements to the Manager and its affiliates, including our Sponsor.

Organization, Primary Offering and Merger Expenses

The Manager and its affiliates, including our Sponsor, will be reimbursed, as described in the following paragraph, for organization and offering expenses incurred in conjunction with our organization and Primary Offering as well as expenses incurred in connection with the Offer, QOZB Sale, Conversion and Merger (collectively, the “Transaction”), which Transaction is described in greater detail in “Note 2 – Exchange Offer.”

As of September 30, 2021 and December 31, 2020, the Manager and its affiliates, including our Sponsor, have incurred organization and Primary Offering expenses of approximately $636,000 and $199,000, respectively, on behalf of the Company. As of September 30, 2021 and December 31, 2020, the Manager and its affiliates, including our Sponsor, have incurred Transaction expenses of approximately $187,000 and $104,000, respectively. These organization, Primary Offering and Transaction expenses are not recorded in the accompanying consolidated balance sheets of the Company as of September 30, 2021 and December 31, 2020, because such expenses are not a liability of the Company until the first closing is held in connection with the Primary Offering. The first closing was consummated on October 7, 2021.

Other Operating Expenses

Pursuant to the Management Agreement by and among the Company, Operating Companies and Manager (the “Management Agreement”), we will reimburse our Manager, Sponsor and their respective affiliates for actual expenses incurred on behalf of the Company in connection with the selection, acquisition or origination of an investment, whether or not the Company ultimately acquires or originates the investment. We will also reimburse our Manager, Sponsor and their respective affiliates for out-of-pocket expenses paid to third parties in connection with providing services to the Company. Pursuant to the Employee and Cost Sharing Agreement by and among the Company, Operating Companies, Manager and Sponsor, we will reimburse our Sponsor and Manager for expenses incurred for our allocable share of the salaries, benefits and overhead of personnel providing services to us. As of September 30, 2021 and December 31, 2020, the Manager and its affiliates, including our Sponsor, have incurred operating expenses of approximately $457,000 and $31,000, respectively, on behalf of the Company. The expenses shall be payable, at the election of the recipient, in cash, by issuance of our Class A Units at the then-current NAV, or through some combination of the foregoing.

Management Fees

Subject to the oversight of our board of directors (our “Board”), the Manager is responsible for managing the Company’s affairs on a day-to-day basis and for the origination, selection, evaluation, structuring, acquisition, financing and development of our commercial real estate properties, real estate-related assets, including but not limited to commercial real estate loans, and debt and equity securities issued by other real estate-related companies, private equity acquisitions and investments, and opportunistic acquisitions of other qualified opportunity funds and qualified opportunity zone businesses.

Pursuant to the Management Agreement we will pay our Manager a quarterly management fee in arears of one-fourth of 0.75%. The management fee will be based on our NAV at the end of each quarter, which, no later than the first quarter following the December 31, 2022 year end, and every quarter, thereafter, will be announced within approximately 60 days of the last day of each quarter.

Property Management Oversight Fees

Our Manager, Sponsor or an affiliate of our Manager or Sponsor, will be paid an annual property management oversight fee, to be paid by the individual subsidiaries of our Operating Companies, equal to 1.5% of the revenue generated by the applicable property.

Development Fees

Affiliates of our Sponsor are entitled to receive (i) development fees on each project in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project, and (ii) reimbursements for their expenses, such as employee compensation and other overhead expenses incurred in connection with the project.

On October 30, 2020, BPOZ 1000 First, LLC, a Delaware limited liability company, and indirect majority-owned subsidiary of our Operating Company, completed the acquisition of several parcels, comprising 1.6-acres of land, located in St. Petersburg, Florida (“902-1020 First”). In connection with our acquisitions of 902-1020 First and 900 8th Avenue South (as defined in “Note 6 – Real Estate, Net”), a development fee of 4.5% of total project costs will be charged throughout the course of each project, of which one half was due at the close of each acquisition and is included in Real estate under construction in our consolidated balance sheets as of September 30, 2021 and December 31, 2020.

During the three months ended September 30, 2021, we incurred employee reimbursement expenditures to the development managers of approximately $152,000, of which approximately $117,000 is included in Real estate under construction in our unaudited consolidated balance sheet and approximately $35,000 is included in General and administrative expenses in our unaudited consolidated statement of operations. During the nine months ended September 30, 2021, we incurred employee reimbursement expenditures to the development managers of approximately $292,000, of which approximately $215,000 is included in Real estate under construction in our unaudited consolidated balance sheet and approximately $77,000 is included in General and administrative expenses in our unaudited consolidated statement of operations. As of September 30, 2021 and December 31, 2020, zero and approximately $330,000, respectively, remained due and payable to our affiliates for the upfront development fees related to 902-1020 First, and approximately $134,000 and $27,000, respectively, remained due and payable to our affiliates for employee reimbursement expenditures related to 902-1020 First and 900 8th Avenue South, combined, as described in greater detail in “Note 6 – “Real Estate, Net.”

Acquisition Fees

We will pay our Manager, Sponsor, or an affiliate of our Manager or Sponsor, an acquisition fee equal to 1.5% of the total value of any acquisition transaction, including any acquisition through merger with another entity (but excluding any transactions in which our Sponsor, or an affiliate of our Manager or Sponsor, would otherwise receive a development fee). As of September 30, 2021 and December 31, 2020, we have not incurred any acquisition fees since all investments acquired as of those dates have been or will be subject to payment of development fees.

Economic Dependency

Under various agreements, the Company has engaged the Manager and its affiliates, including in certain cases the Sponsor, to provide certain services that are essential to the Company, including asset management services, asset acquisition and disposition services, supervision of the Company’s Primary Offering and any subsequent offerings, as well as other administrative responsibilities for the Company, including accounting services and investor relations services. As a result of these relationships, the Company is dependent upon the Manager and its affiliates, including the Sponsor. In the event that these companies are unable to provide the Company with these services, the Company would be required to find alternative providers of these services.

Note 6 – Real Estate, Net

Real estate, net consists of the following (amounts in thousands):

	September 30, 2021	December 31, 2020
	(Unaudited)
Land	$16,028	$9,547
Building and improvements	4,256	3,639
Intangible assets	2,441	2,008
Real estate under construction	41,705	15,101
Total Real estate	64,430	30,295
Accumulated depreciation and amortization	(413)	(43)
Real estate, net	$64,017	$30,252

Depreciation expense for the three and nine months ended September 30, 2021 was approximately $47,000 and $134,000, respectively, and is included in Depreciation and amortization expense on the unaudited consolidated statements of operations. There was no depreciation expense for the period beginning January 24, 2020 (formation) to September 30, 2020.

Acquisitions of Real Estate

On February 24, 2021, an indirect wholly owned subsidiary of our Operating Company and an unaffiliated third party (the “JV Partner”) entered into a limited liability company agreement (the “LLC Agreement”) for BPOZ 900 Eighth QOZB, LLC, a Delaware limited liability company (“BPOZ 900 Eighth QOZB”). BPOZ 900 Eighth QOZB was formed for purposes of acquiring all of the limited partnership interests of 900 Eighth, LP, a Tennessee limited partnership (“900 Eighth”). 900 Eighth was formed to acquire a 3.17-acre land assemblage, consisting of a few small buildings, parking lots and open lots, located in Nashville, Tennessee (together “900 8th Avenue South”). Pursuant to the LLC Agreement, the JV Partner assigned the purchase and sale agreement for 900 8th Avenue South together with a previously paid property deposit of $400,000 to 900 Eighth in exchange for the JV Partner’s deemed initial capital contribution of $200,000 (a non-cash investing activity during the nine months ended September 30, 2021) and a promissory note (the “Promissory Note”) from 900 Eighth in the amount of $200,000. The Promissory Note, which is included in Accounts payable, accrued expenses and other liabilities, earns interest at an annual rate of 1% and matures during the fourth quarter of 2021. 900 Eighth completed the acquisition of 900 8th Avenue South on May 28, 2021 for a total cost of approximately $19,696,000, inclusive of transaction costs of approximately $108,000. We funded this acquisition with proceeds from the Secured Notes. This acquisition was deemed to be an asset acquisition and all transaction costs were capitalized. All related assets were recorded at their relative fair values based on the purchase price and acquisition costs incurred. We anticipate funding entitlement and development costs with a mix of equity investments by the JV Partner and proceeds from the Secured Notes.

On March 12, 2021, BPOZ 900 First, LLC, a Delaware limited liability company, and indirect majority-owned subsidiary of our Operating Company, completed the acquisition of an additional parcel, located in St. Petersburg, Florida, for a total cost of approximately $2,454,000, inclusive of transaction costs of approximately $54,000. We funded this acquisition with proceeds from the Secured Notes. This acquisition was deemed to be an asset acquisition and all transaction costs were capitalized. The purchase price was allocated to land, building, intangible assets and below-market lease liability of approximately $1,776,000, $585,000, $243,000 and $204,000, respectively. All related assets and liabilities, including identifiable intangibles, were recorded at their relative fair values based on the purchase price and acquisition costs incurred.

On May 7, 2021, BPOZ 1900 Fruitville, LLC, a Delaware limited liability company, and indirect majority-owned subsidiary of our Operating Company, completed the acquisition of a 1.205-acre site, consisting of a retail building and parking lot located in Sarasota, Florida, for a total cost of approximately $4,706,000, inclusive of transaction costs of approximately $56,000. We funded the acquisition with proceeds from the Secured Notes. The property will be used as a future development site. This acquisition was deemed to be an asset acquisition and all transaction costs were capitalized. The purchase price was allocated to land and intangible in-place lease assets of approximately $4,460,000 and $190,000, respectively. All related assets, including identifiable intangibles, were recorded at their relative fair values based on the purchase price and acquisition costs incurred.

On June 28, 2021, Belpointe PREP Acquisitions, LLC, a Connecticut limited liability company (“PREP Acquisitions”), and our wholly owned subsidiary, entered into a purchase and sale agreement for the acquisition of an additional parcel located at 901-909 Central Avenue North in St. Petersburg, Florida (“901-909 Central”), for a purchase price of approximately $2,500,000, exclusive of transaction costs. On July 2, 2021, in connection with this transaction, PREP Acquisitions funded a property deposit of $100,000 with proceeds from the Secured Notes, which, at the date of this report, is nonrefundable.

On July 13, 2021, PREP Acquisitions entered into an Agreement for Purchase and Sale of Real Property, as amended by First Amendment to Agreement for Purchase and Sale of Real Property, dated August 11, 2021, and Second Amendment to Agreement for Purchase and Sale of Real Property, dated August 31, 2021, for the acquisition of an approximately 8-acre site located in Nashville, Tennessee (“Nashville No.2”), for a purchase price of approximately $20,825,000, exclusive of transaction costs. Nashville No.2 will be redeveloped into a 412-apartment home community. On July 16, 2021, in connection with this transaction, PREP Acquisitions funded a property deposit of $1,100,000 with proceeds from the Secured Notes. We completed the acquisition of this property on October 29, 2021, which is discussed in greater detail below in “Note 11 – Subsequent Events.”

On July 15, 2021, BPOZ Storrs Road, LLC, a Connecticut limited liability company and our indirect majority-owned subsidiary, completed the acquisition of a 9-acre parcel of land located in Storrs, Connecticut (“Storrs Road”), for a purchase price of $135,000. We funded the purchase price with proceeds from the Secured Notes and anticipate holding Storrs Road for future multifamily development.

In-place lease intangible assets recorded at acquisition, noted above, are included in Intangible assets on the consolidated balance sheets. The below-market lease liability recorded at acquisition, noted above, is included in Accounts payable, accrued expenses and other liabilities on the consolidated balance sheets. As of September 30, 2021, the weighted average remaining lease term was 8 years. During the three and nine months ended September 30, 2021, the amortization of in-place lease intangible assets was approximately $115,000 and $236,000, respectively, and is included in Depreciation and amortization expense on the unaudited consolidated statements of operations. There was no amortization of in-place lease intangible assets for the period beginning January 24, 2020 (formation) to September 30, 2020.

During the three and nine months ended September 30, 2021, the amortization of below-market lease liability was approximately $40,000 and $103,000, respectively, and is included in Rental and other rental income on the unaudited consolidated statements of operations. There was no amortization of below-market lease liability for the period beginning January 24, 2020 (formation) to September 30, 2020.

Real Estate Under Construction

The following table provides the activity of our Real estate under construction (amounts in thousands):

	September 30, 2021	December 31, 2020
	(unaudited)
Beginning balance	$15,101	$—
Land held for development	21,200	12,060
Capitalized funds (1), (2) (3)	5,404	3,041
	$41,705	$15,101

(1)	Includes direct and indirect project costs incurred of approximately $206,000 and $35,000 for the nine months ended September 30, 2021 and the period beginning January 24, 2020 (formation) to December 31, 2020, respectively.
(2)	Includes development fees and employee reimbursement expenditures of approximately $2,473,000 and $2,611,000 for the nine months ended September 30, 2021, and the period beginning January 24, 2020 (formation) to December 31, 2020, respectively.
(3)	Includes non-cash investing activity of approximately $955,000 during the nine months ended September 30, 2021.

Note 7 – Loans Receivable

As discussed in greater detail in “Note 5 – Related Party Arrangements,” effective September 14, 2021, Belpointe REIT lent $24,773,000 to Belpointe Investment an affiliate of our Sponsor. Interest accrues on the BI Secured Note at a rate of 5% per annum and is due and payable at maturity on September 14, 2022.

On September 30, 2021, we lent approximately $3,462,000 to CMC Storrs SPV, LLC a Connecticut limited liability company (“CMC”), pursuant to the terms of a promissory note (the “CMC Note”) secured by a Mortgage Deed and Security Agreement. CMC used the proceeds from the CMC Note to enter into a Redemption Agreement with BPOZ 497 Middle Holding, LLC, a Connecticut limited liability company (“BPOZ 497”), and indirect majority-owned subsidiary of Belpointe REIT, to redeem BPOZ 497’s preferred equity investment in CMC in accordance with the terms of the Merger Agreement. Interest accrues on the CMC Note at a rate of 12% per annum and is due and payable at maturity on March 29, 2022.

Interest income from the loans receivable for the three and nine months ended September 30, 2021 was approximately $56,000 and is included in Other income in our unaudited consolidated statement of operations.

Note 8 – Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between marketplace participants at the measurement date under current market conditions (i.e., the exit price).

We categorize our financial instruments, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Financial assets and liabilities recorded on the consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

Level 1 – Quoted market prices in active markets for identical assets or liabilities.

Level 2 – Significant other observable inputs (e.g., quoted prices for similar items in active markets, quoted prices for identical or similar items in markets that are not active, inputs other than quoted prices that are observable such as interest rate and yield curves, and market-corroborated inputs).

Level 3 – Valuation generated from model-based techniques that use inputs that are significant and unobservable in the market. These unobservable assumptions reflect estimates of inputs that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow methodologies or similar techniques, which incorporate management’s own estimates of assumptions that market participants would use in pricing the instrument or valuations that require significant management judgment or estimation.

As of September 30, 2021, the Company did not have any significant financial instruments. We estimated that our other financial assets and liabilities had fair values that approximated their carrying values as of September 30, 2021 and December 31, 2020.

Note 9 – Members’ Capital (Deficit)

Our Amended and Restated Limited Liability Company Operating Agreement (our “Operating Agreement”) generally authorizes our Board to issue an unlimited number of units and preferred units and options, rights, warrants and appreciation rights relating to such units for consideration or for no consideration and on the terms and conditions as determined by our Board in its sole discretion without the approval of any members. These additional securities may be used for a variety of purposes, including in future offerings to raise additional capital and acquisitions. Our Operating Agreement currently authorizes the issuance of an unlimited number of Class A Units, 100,000 Class B units and one Class M unit. As of September 30, 2021, there are 795,108 Class A Units, 100,000 Class B units and one Class M unit issued and outstanding.

Class A units

Upon payment in full of any consideration payable with respect to the initial issuance of our Class A Units, the holder thereof will not be liable for any additional capital contributions to the Company. Holders of Class A Units are not entitled to preemptive, redemption or conversion rights. Class A Units are entitled to one vote per unit on all matters submitted to a vote of our members. Matters must generally be approved by a majority (or, in the case of election of directors, by a plurality) of the votes entitled to be cast.

Holders of Class A Units share ratably in any distributions we make, subject to any statutory or contractual restrictions on distributions and to any restrictions on distributions imposed by the terms of any preferred units we issue.

Upon our dissolution, liquidation or winding up, after payment of all amounts required to be paid to creditors and holders of preferred units, if any, holders of Class A Units are entitled to receive our remaining assets available for distribution.

Class B units

All of our Class B units are held by our Manager and were issued on September 14, 2021, upon effectiveness of our Form S-4. Class B units are not entitled to preemptive, redemption or conversion rights. Class B units are entitled to one vote per unit on all matters submitted to a vote of our members. Matters must generally be approved by a majority (or, in the case of election of directors, by a plurality) of the votes entitled to be cast.

Holders of our Class B units are entitled to share ratably as a class in 5% of any gains recognized by or distributed to the Company or recognized by or distributed from our Operating Companies or any subsidiary or other entity to the Company, regardless of whether the holders of our Class A Units have received a return of their capital. The allocation and distribution rights that the holders of our Class B units are entitled to may not be amended, altered or repealed, and the number of authorized Class B units may not be increased or decreased, without the consent of our Manager. In addition, our Manager will continue to hold the Class B units even if it is no longer our manager.

Upon our dissolution, liquidation or winding up, after payment of all amounts required to be paid to creditors and holders of preferred units, if any, holders of Class B units will be entitled to receive any accrual of gains or distributions otherwise distributable pursuant to the terms of the Class B units, regardless of whether the holders of our Class A Units have received a return of their capital.

Class M units

The Class M unit is held by our Manager and was issued on September 14, 2021, upon effectiveness of our Form S-4. The Class M unit is not entitled to preemptive, redemption or conversion rights. The Class M unit is entitled to that number of votes equal to the product obtained by multiplying (i) the sum of the aggregate number of outstanding Class A Units plus Class B units, by (ii) 10, on matters on which the Class M unit has a vote. Our Manager will continue to hold the Class M unit for so long as it remains our manager.

The holder of our Class M unit does not have any right to receive ordinary, special or liquidating distributions.

Preferred units

Under our Operating Agreement, our Board may from time to time establish and cause us to issue one or more classes or series of preferred units and set the designations, preferences, rights, powers and duties of such classes or series.

Basic and Diluted Income (Loss) Per Class A Unit (Unaudited)

Net income (loss) per Class A Unit is computed as follows (amounts in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,	January 24, 2020 (Formation) to September 30,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income (loss) attributable to Class A Units	$51	$—	$(143)	$—
Income (loss) per Class A Unit (basic and diluted)
Net income (loss) per Class A Unit	$0.37	$—	$(3.06)	$—
Weighted-average Class A Units outstanding	138,362	100	46,694	100

Note 10 – Commitments and Contingencies

As of September 30, 2021, we are not subject to any material litigation nor are we aware of any material litigation threatened against us.

Note 11 – Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring after the balance sheet date through the date the unaudited consolidated financial statements were available for issuance require potential adjustment to or disclosure in the unaudited consolidated financial statements and has concluded that all such events or transactions that would require recognition or disclosure have been recognized or disclosed.

Conversion and Merger

On October 1, 2021, pursuant to the conditions in the Merger Agreement, Belpointe REIT converted from a corporation into BREIT, LLC, a Maryland limited liability company (“BREIT”), and in connection with the conversion each outstanding share of Belpointe REIT Common Stock was converted into a limited liability company interest (an “Interest”) of BREIT, LLC.

On October 12, 2021, all other conditions to the Merger having been satisfied, BREIT merged with and into BREIT Merger, with BREIT Merger surviving. In the Merger, each Interest issued and outstanding immediately prior to the effective time of the Merger was converted into the right to receive the Transaction Consideration discussed in “Note 2 – Exchange Offer.” Pursuant to this transaction, 433,025 BREIT Interests were exchanged for 454,684 of the Company’s Class A Units issued at $100.00 per Class A Unit.

Upon consummation of the Merger, effective October 12, 2021, we entered into a Release and Cancellation of Indebtedness Agreement with BREIT Merger, the surviving entity in the Merger, pursuant to the terms of which BREIT Merger cancelled the Secured Notes and discharged us from all obligations to repay the principal and any accrued interest on the Secured Notes.

NYSE American Listing

On October 18, 2021, our Class A Units were listed for trading on the NYSE American under the symbol “OZ.”

Offering

On October 7, 2021, we completed the initial closing for the sale of Class A Units in our Primary Offering. From the period of October 1, 2021 through November 5, 2021, we have issued 131,302 Class A Units in our Primary Offering, raising gross offering proceeds of approximately $13,130,000.

Real Estate Transactions

On October 29, 2021, through certain indirect majority owned subsidiaries of our Operating Company, we completed the acquisition of Nashville No. 2 for a total cost of approximately $20,825,000, exclusive of transaction costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q (this “Form 10-Q”), unless context otherwise requires, references to “we,” “us,” “our” “Belpointe” or the “Company” refer to Belpointe PREP, LLC, a Delaware limited liability company, its operating companies, Belpointe PREP OC, LLC, a Delaware limited company, and Belpointe PREP TN OC, LLC, a Delaware limited company (each an “Operating Company” and, together, the “Operating Companies”), and each of the Operating Companies’ subsidiaries, taken together.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Form 10-Q and our audited consolidated financial statement appearing in our prospectus filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 1, 2021 (our “Prospectus”), a copy of which may be accessed here. As discussed in the section titled “Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section entitled “Risk Factors” included our Prospectus.

Overview

Belpointe is the first and only publicly traded qualified opportunity fund listed on a national securities exchange. We are a Delaware limited liability company and intend to operate in a manner that will allow us to qualify as a partnership for U.S. federal income tax purposes. We qualified as a qualified opportunity fund, as defined in the U.S. Internal Revenue Code of 1986, as amended (the “Code”), beginning with our taxable year ended December 31, 2020. Because we are a qualified opportunity fund certain of our investors are eligible for favorable capital gains tax treatment on their investments.

Belpointe is focused on identifying, acquiring, developing or redeveloping and managing commercial real estate located within “qualified opportunity zones.” We also anticipate identifying, acquiring, developing or redeveloping and managing a wide range of commercial real estate properties located throughout the United States and its territories, including, but not limited to, real estate-related assets, such as commercial real estate loans and mortgages, and debt and equity securities issued by other real estate-related companies, as well as making private equity acquisitions and investments, and opportunistic acquisitions of other qualified opportunity funds and qualified opportunity zone businesses, with the goal of increasing distributions and capital appreciation.

All of our assets are held by, and all of our operations are conducted through, one or more of our Operating Companies, either directly or indirectly through their subsidiaries. We are externally managed by Belpointe PREP Manager, LLC (our “Manager”), which is an affiliate of our sponsor, Belpointe, LLC (our “Sponsor”). Subject to certain restrictions and limitations, our Manager is responsible for managing our affairs on a day-to-day basis. A team of investment and asset management professionals acting through our Manager makes all decisions regarding the selection, negotiation, financing and disposition of our investments, subject to the limitations in our Amended and Restated Limited Liability Company Operating Agreement. Our Manager also provides asset management, marketing, investor relations and other administrative services on our behalf with the goal of maximizing our operating cash flow and preserving our invested capital.

Our Transaction with Belpointe REIT, Inc.

On April 21, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Belpointe REIT, Inc., a Maryland corporation (“Belpointe REIT”) and related party to our Sponsor. The purpose of the transaction was for us to acquire control of, and ultimately, the entire equity interest in, Belpointe REIT.

Pursuant to the terms of the Merger Agreement, we, through BREIT Merger, LLC, a Delaware limited liability company (“BREIT Merger”) and our wholly owned subsidiary, commenced an offer (the “Offer”) to exchange each outstanding share of common stock, par value $0.01 per share (the “Common Stock”), of Belpointe REIT validly tendered in the Offer for 1.05 Class A units (the “Class A Units”) representing limited liability company interests of the Company, with any fractional Class A Units rounded up to the nearest whole unit (the “Transaction Consideration”). The Offer expired on June 18, 2021. As of the expiration of the Offer 757,098 shares of Common Stock had been validly tendered, representing 63.62% of the issued and outstanding shares of Common Stock.

The Minimum Condition (as defined in the Merger Agreement) for the Offer was satisfied because the number of shares of Common Stock validly tendered in the Offer represented at least a majority of the aggregate voting power of the shares of Common Stock outstanding immediately following consummation of the Offer. In connection with the Offer and Merger (as defined in the Merger Agreement), we filed a registration statement on Form S-4, as amended (File No. 333-255427), with the SEC (the “Form S-4”). The Form S-4 was declared effective on September 13, 2021. On September 14, 2021, BREIT Merger accepted for exchange all of the shares of Common Stock validly tendered in the Offer and, effective September 14, 2021, Belpointe REIT completed the QOZB Sale (as defined in the Merger Agreement).

On October 1, 2021, Belpointe REIT completed the Conversion (as defined in the Merger Agreement), wherein each outstanding share of Common Stock was converted into a limited liability company interest (the “Interests”) of BREIT, LLC, a Maryland limited liability company (“BREIT”). All other conditions to the Merger (as defined in the Merger Agreement) having been satisfied, on October 12, 2021, pursuant to the terms of the Merger Agreement, BREIT merged with and into BREIT Merger, with BREIT Merger surviving. In the Merger, each Interest that was issued and outstanding immediately prior to the effective time of the Merger was converted into the right to receive the Transaction Consideration.

COVID-19

COVID-19 has and continues to pose serious threats and in certain cases severe disruptions to the U.S. and global economy, especially in light of variants that appear to spread more easily than the original virus, and there is continued uncertainty as to the duration of the economic impact caused by COVID-19, even with vaccines now available. Efforts by governmental and other authorities to contain the spread of the virus through lockdowns of cities, business closures, restrictions on travel and emergency quarantines, among others, and responses by businesses and individuals to reduce the risk of exposure to infection, including reduced travel, cancellation of meetings and events, and implementation of work-at-home policies, among others, have resulted in significant disruptions to global economic and market conditions and triggered a period of global economic slowdown.

While the economy has shown signs of recovery in large part because of the availability of COVID-19 vaccines, the continued uncertainty of COVID-19 variants may lead to renewed efforts by governmental and other authorities to contain the spread of the virus. Accordingly, COVID-19 continues to present material uncertainty and risk with respect to our future performance and future financial results, including the potential to negatively impact our costs of operations, the value of any investments we make and laws, regulations and governmental and regulatory policies applicable to us.

Given the evolving nature of the COVID-19 virus, the extent to which it may impact our future performance and future financial results will depend on future developments which remain highly uncertain at this time and as a result we are unable to estimate the impact that COVID-19 may have on our future financial results at this time. Our Manager continuously reviews our investment and financing strategies for optimization and to reduce our risk in the face of the rapid development and fluidity of this situation.

Our Investment Portfolio

As of September 30, 2021, our investment portfolio consisted of seven investments and two pending investments in three states. These investments include:

Our Investments

1700 Main Street – Sarasota, Florida – 1700 Main Street (“1700 Main”) is a 1.3-acre site, consisting of a former gas station, a three-story office building with parking lot and a three-story retail building, located in Sarasota, Florida. We currently anticipate that 1700 Main will be redeveloped into a 168-apartment home community consisting of one-bedroom, two-bedroom and three-bedroom apartments, with approximately 7,000 square feet of retail space located on the first two levels. We anticipate that 1700 Main will consist of a 10-story podium style building with a 3-story, 360-space garage and 7-stories of apartments above, including a clubroom, fitness center, courtyards with a swimming pool and rooftop terraces as well as a leasing office. The existing three-story office building will remain, and the new building will wrap around it.

1701-1710 Ringling Boulevard – Sarasota, Florida – 1701-1710 Ringling Boulevard (“1701-1710 Ringling”) is a 1.62-acre site, consisting of a six-story previously owner-occupied office building with parking lot, located in Sarasota, Florida. We currently anticipate that 1701-1710 Ringling will be renovated into a fully functioning office building, consisting of approximately 80,000 square feet of rentable space and approximately 128 parking spaces, with an existing tenant leasing back approximately 42,000 square feet for 20 years with several lease extensions.

902-1020 First Avenue North and 900 First Avenue North – St. Petersburg, Florida – 902-1020 First Avenue North (“902-1020 First”) consists of several parcels, comprising 1.6-acres of land, located in St. Petersburg, Florida. We currently anticipate that 902-1020 First will be developed into a high-rise apartment featuring approximately 266-apartment homes consisting of one-bedroom, two-bedroom and three-bedroom apartments, with approximately 22,100 square feet of retail space located on the first level and a four-level parking garage. We anticipate that 902-1020 First will consist of two 15-story high-rise buildings and will have a clubroom, fitness center, courtyard with a swimming pool, shared working space and a game room as well as a leasing office.

900 First Avenue North (“900 First”) is a parcel of land with a two-tenant retail building, located in St. Petersburg, Florida. We currently anticipate that 900 First will remain a two-tenant retail building and that we will take the additional development rights and add them to 902-1020 First.

1900 Fruitville Road – Sarasota Florida – 1900 Fruitville Road (“1900 Fruitville”) is a 1.205-acre site, consisting of a fully leased retail building and parking lot located in Sarasota, Florida. The sole tenant in the building is scheduled to vacate in 2022 and the property will be used as a future development site.

900 8th Avenue South – Nashville, Tennessee – 900 8th Avenue South (“900 8th Avenue South”) is a 3.17-acre land assemblage, consisting of a few small buildings, parking lots and open lots, located in Nashville, Tennessee. We currently anticipate that 900 8th Avenue South will be redeveloped into an approximately 266-apartment home community consisting of one-bedroom, two-bedroom and three-bedroom apartments, with approximately 14,100 square feet of retail space located on the first level. We anticipate that 900 8th Avenue South will consist of a 7-story building with a 2-story approximately 400-space garage, the building will have a fitness center, courtyard with a swimming pool and rooftop terraces as well as a leasing office. As of September 30, 2021 we have partially completed demolition of 900 8th Avenue South.

Storrs Road, Connecticut – Storrs Road (“Storrs Road”) is a 9-acre parcel of land located in Storrs, Connecticut. We currently anticipate holding Storrs Road for future multifamily development.

Our Pending Investments

901-909 Central Avenue North – St. Petersburg, Florida – 901-909 Central Avenue North (“901-909 Central”) is a fully leased single-story retail/office building consisting of 4 units located in St. Petersburg, Florida. We currently anticipate closing on 901-909 Central later this year.

Nashville No. 2 – Nashville, Tennessee – Our second investment in Nashville, Tennessee (“Nashville No. 2”) is an approximately 8-acre site, consisting of two industrial buildings and associated parking. We currently anticipate that Nashville No. 2 will be redeveloped into an approximately 412-apartment home community consisting of one-bedroom, two-bedroom and three-bedroom apartments. We anticipate that Nashville No. 2 will consist of two 7-story buildings with a 2-story approximately 533-space garage plus approximately 100 surface level parking spots, the buildings will have a fitness center, game room, co-working spaces, outdoor heated saltwater swimming pool, riverfront courtyards and rooftop terraces as well as a leasing office.

Results of Operations

Revenue

For the three and nine months ended September 30, 2021, revenue totaled approximately $278,000 and $679,000, respectively, and was primarily derived from lease revenues. There were no comparable revenues for the three and nine months ended September 30, 2020.

Expenses

Property

For the three and nine months ended September 30, 2021, property expenses totaled approximately $148,000 and $315,000, respectively, and consisted of property expenses, real estate taxes, utilities and insurance expenses incurred in relation to our investments. There were no comparable property expenses for the three and nine months ended September 30, 2020.

General and Administrative

For the three and nine months ended September 30, 2021, general and administrative expenses totaled approximately $176,000 and $365,000, respectively, and were primarily comprised of employee cost sharing expenses (pursuant to the management agreement with our Manager). There were no comparable general and administrative expenses for the three and nine months ended September 30, 2020.

Depreciation and Amortization

For the three and nine months ended September 30, 2021, depreciation and amortization expense totaled approximately $163,000 and $370,000, respectively, and was related to depreciation and amortization incurred on properties acquired. There were no comparable depreciation and amortization expenses for the three and nine months ended September 30, 2020.

Other income

Gain on Redemption of Equity Investment

For the three and nine months ended September 30, 2021, gain on redemption of equity investment increased by approximately $251,000 and is related to CMC’s redemption of BPOZ 497’s preferred equity interest as discussed in “Note 7 – Loans Receivable” to the unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Other Income

For the three months ended September 30, 2021, other income increased by approximately $91,000 and is primarily related to interest earned on the BI Secured Note of approximately $56,000, discussed in “Note 7 – Loans Receivable” to the unaudited consolidated financial statements included elsewhere in this Form 10-Q. The remaining increase is related to the elimination of interest expense on the Secured Notes during the three months ended September 30, 2021, as a result of the Exchange Offer, discussed in “Note 2 – Exchange Offer” to the unaudited consolidated financial statements. There was no comparable other income for the three months ended September 30, 2020.

For the nine months ended September 30, 2021, other income increased by approximately $52,000 and is primarily related to interest earned on the BI Secured Note of approximately $56,000, discussed in “Note 7 – Loans Receivable” to the unaudited consolidated financial statements included elsewhere in this Form 10-Q. There was no comparable other income for the nine months ended September 30, 2020.

Liquidity and Capital Resources

Long-Term Liquidity

We filed a registration statement on Form S-11, as amended (File No. 333-255424), with the SEC to register a continuous primary offering of up to $750,000,000 in our Class A Units (the “Primary Offering”). We are offering our Class A Units on a “best efforts” basis directly to investors and not through any underwriters, dealer-managers or other agents who would be paid commissions by us or any of our affiliates. In the future, however, we may engage the services of one or more underwriters, dealer-managers or other agents to participate in our Primary Offering.

Our Primary Offering was declared effective on September 30, 2021. We plan to undertake closings in our Primary Offering on a rolling basis on the last business day of each calendar quarter, we may, however, in our sole discretion, choose to conduct more frequent closings.

We set the initial offering price in our Primary Offering at $100.00 per Class A Unit. No later than the first quarter following the December 31, 2022 year end, and every quarter thereafter, we plan to calculate our net asset value (“NAV”) within approximately 60 days of the last day of each quarter (the “Determination Date”). If our NAV increases above or decreases below the price per Class A Unit as stated in our Prospectus, we will adjust the offering price effective as of the first business day following its public announcement. The adjusted offering price will be equal to our adjusted NAV as of the Determination Date (rounded to the nearest dollar) divided by the number of Class A Unit outstanding on the Determination Date. Our Board, taking into consideration factors such as the investments we hold and the timing of our ability to generate cash flows, may determine that it is appropriate for us to begin calculating NAV on a quarterly basis prior to the first quarter following the December 31, 2022 year end.

We are dependent on the net proceeds from our Primary Offering to fund our operations. We expect to obtain the liquidity and capital resources required to pay our Primary Offering and operating fees and expenses, fund our investments, make distributions to holders of our units and pay interest on any outstanding indebtedness that we incur, from the proceeds of the Primary Offering and any future offerings we may conduct, from the advancement of reimbursable expenses by our Manager and its affiliates, including our Sponsor, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations.

In addition to making investments in accordance with our investment objectives and strategy, we expect our Primary Offering and operating fees and expenses will include, among other things, the management fee that we will pay to our Manager, legal, audit and valuation fees and expenses, federal and state filing fees, printing expenses, administrative fees, transfer agent fees, marketing and distribution fees, and expenses related to acquiring, financing, appraising and managing our commercial real estate properties. We do not have any office or personnel expenses as we do not have any employees. We will reimburse our Manager and its affiliates, including our Sponsor, for certain out-of-pocket expenses incurred in connection with our organization and operations. Fees payable and expenses reimbursable to our Manager and its affiliates, including our Sponsor, may be paid, at the election of the recipient, in cash, by issuance of our Class A Units at the then-current NAV, or through some combination of the foregoing.

If we are unable to raise substantial offering proceeds in our Primary Offering, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses associated with our qualification as a publicly traded partnership, regardless of whether we are able to raise substantial funds in our Primary Offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make investments and distributions.

Short-Term Liquidity

Our Manager and its affiliates, including our Sponsor, have funded our liquidity and capital resources on a short-term basis by advancing us substantially all of our organization and Primary Offering and other operating expenses which we will reimburse to our Manager and its affiliates, including our Sponsor, pursuant to the terms of the management agreement and employee cost sharing agreement. As of September 30, 2021 and December 31, 2020, our Manager and its affiliates, including our Sponsor, have incurred organization and Primary Offering expenses of approximately $636,000 and $199,000, respectively, on our behalf. As of September 30, 2021 and December 31, 2020, our Manager and its affiliates, including our Sponsor, have incurred operating expenses of approximately $457,000 and $31,000, respectively, on our behalf. We expect our Manager and its affiliates, including our Sponsor, to continue to fund our short-term liquidity and capital resource needs through advancement of reimbursable expenses until such time as we have sufficient capital resources to pay such expenses on our own behalf.

Leverage

We intend to employ leverage in order to provide more funds available for investment. We believe that careful use of conservatively structured leverage will help us to achieve our diversification goals and potentially enhance the returns on our investments.

Our targeted aggregate property-level leverage, excluding any debt at the Company level or on assets under development or redevelopment, after we have acquired a substantial portfolio of stabilized commercial real estate, is between 50-70% of the greater of the cost (before deducting depreciation or other non-cash reserves) or fair market value of our assets. During the period when we are acquiring, developing and redeveloping our investments, we may employ greater leverage on individual assets. An example of property-level leverage is a mortgage loan secured by an individual property or portfolio of properties incurred or assumed in connection with our acquisition of such property or portfolio of properties. An example of debt at the Company level is a line of credit obtained by us or our Operating Companies.

Our Manager may from time to time modify our leverage policy in its discretion in light of then-current economic conditions, relative costs of debt and equity capital, market values of our assets, general conditions in the market for debt and equity securities, growth and acquisition opportunities or other factors. There is no limit on the amount we may borrow with respect to any individual property or portfolio.

Capital Resources

On October 28, 2020, we entered into a secured loan transaction with Belpointe REIT pursuant to which we borrowed $35,000,000 from Belpointe REIT evidenced by a secured promissory note (the “First Secured Note”) bearing interest at a rate of 0.14% and secured by all of our assets. On February 16, 2021, we entered into a second secured loan transaction with Belpointe REIT whereby Belpointe REIT advanced us an additional $24,000,000 evidenced by a second secured promissory note (the “Second Secured Note”) on the same terms as the First Secured Note. On May 28, 2021, we entered into a third secured loan transaction with Belpointe REIT whereby Belpointe REIT advanced us an additional $15,000,000 evidenced by a third secured promissory note (the “Third Secured Note” and, together with the First Secured Note and Second Secured Note, the “Secured Notes”) on the same terms as the First Secured Note and Second Secured Note.

Upon consummation of the Merger, effective October 12, 2021, we entered into a Release and Cancellation of Indebtedness agreement with BREIT Merger, the surviving entity in the Merger, pursuant to the terms of which BREIT Merger cancelled the Secured Notes and discharged us from all obligations to repay the principal and any accrued interest on the Secured Notes.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash (amounts in thousands):

	Nine Months Ended September 30, 2021	January 24, 2020 (formation) to September 30, 2020
Cash flows provided by operating activities	$13	$—
Cash flows used in investing activities	(21,712)	—
Cash flows provided by financing activities	39,000	10
Net increase in cash and cash equivalents and restricted cash	$17,301	$10

As of September 30, 2021 and 2020, cash and cash equivalents and restricted cash totaled approximately $23,879,000 and $10,000, respectively.

Cash flows provided by operating activities for the nine months ended September 30, 2021 and 2020 primarily relate to the operating properties acquired. There were no cash flows from operating activities for the nine months ended September 30, 2020.

Cash flows used in investing activities for the nine months ended September 30, 2021 relate to properties acquired and property deposits paid, costs paid for our development properties and funding of a loan receivable, all of which were offset by the cash acquired in connection with the Offer (see “Note 2 – Exchange Offer”). There were no cash flows from investing activities for the nine months ended September 30, 2020.

Cash flows provided by financing activities for the nine months ended September 30, 2021 and 2020 primarily relate to the Secured Notes funded by Belpointe REIT and the private offering proceeds received from our Sponsor and affiliate, respectively.

Emerging Growth Company

We are an “emerging growth company,” as defined in the Jump Start Our Business Startups Act of 2012. As an emerging growth company, we are exempt from various reporting and disclosure requirements that are applicable to other public companies, including, without limitation, not being subject to the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, and, if we were to internalize management, not being required to include certain disclosures regarding executive compensation in our periodic reports and proxy statements, and not being required to seek member approval of executive compensation and golden parachute compensation arrangements pursuant to Sections 14A(a) and (b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As an emerging growth company, we will also delay adopting new or revised accounting standards until those standards apply to private companies.

We will remain an emerging growth company for up to five years, or until the earliest of: (i) the last date of the fiscal year during which we had total annual gross revenues of $1.07 billion or more; (ii) the date on which we have, during the previous three-year period, issued more than $1.07 billion in non-convertible debt; or (iii) the date on which we are deemed to be a “large accelerated filer” as defined under Rule 12b-2 under the Exchange Act.

Critical Accounting Policies

Our unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

There have been no changes to our significant accounting policies and estimates during the nine months ended September 30, 2021 as compared to those disclosed in “Note 2 – Summary of Significant Accounting Policies” to our audited consolidated financial statements for the year ended December 31, 2020, in our Prospectus filed with the SEC on October 1, 2021, which may be accessed here.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company, as defined in Item 10(f)(1) of Regulation S-K, and as a result are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective controls system, misstatements due to error or fraud may occur and not be detected.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated, as of the end of the period covered by this Form 10-Q, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the nine months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1. Legal Proceedings

We are not a party to any material pending legal proceedings. From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of business.

Item 1A. Risk Factors

We are a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, and as a result are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Securities

Our Sponsor and an affiliate of our Sponsor, Belpointe Capital Management, LLC, a Connecticut limited liability, acquired 100 of our common units in connection with our formation for net proceeds to us of $10,000. Immediately upon effectiveness of our Form S-4, we (i) amended and restated of our Limited Liability Company Operating Agreement, (ii) reclassified all of our outstanding common units into an equivalent number of Class A Units, and (iii) issued 100,000 Class B units and one Class M unit to our Manager. The offer and sale of common units to our Sponsor and its affiliate and the issuance of our Class B units and Class M unit to our Manager were exempt from the registration provisions of the Securities Act of 1933, as amended, in reliance on Section 4(a)(2) thereof, as transactions by an issuer not involving any public offering.

Use of Proceeds from our Initial Public Offering

We filed a registration statement on Form S-11, as amended (File No. 333-255424), with the SEC to register a continuous Primary Offering of up to $750,000,000 in our Class A Units at an initial offering price of $100.00 per Class A Unit. The Primary Offering was declared effective on September 30, 2021. We are offering our Class A Units on a “best efforts” basis directly to investors and not through any underwriters, dealer-managers or other agents who would be paid commissions by us or any of our affiliates. In the future, however, we may engage the services of one or more underwriters, dealer-managers or other agents to participate in our Primary Offering.

On October 7, 2021, we completed the initial closing for the sale of Class A Units in our Primary Offering. As of November 5, 2021, we have issued 131,302 Class A Units in our Primary Offering, raising gross offering proceeds of approximately $13,130,000. There has been no material change in the use of proceeds from our Primary Offering as described in the prospectus to our registration statement on Form S-11.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of April 21, 2021, by and among Belpointe PREP, LLC, BREIT Merger, LLC and Belpointe REIT, Inc.	S-11	333-255424	2.1	September 30, 2021
3.1	Certificate of Formation.	S-11	333-255424	3.1	September 30, 2021
3.2	Amended and Restated Limited Liability Company Operating Agreement.	S-11	333-255424	3.2	September 30, 2021
4.1	Subscription Agreement (included in Appendix B).	S-11	333-255424	4.1	September 30, 2021
10.1	Management Agreement, effective as of October 28, 2020, by and among Belpointe PREP, LLC, Belpointe PREP OC, LLC, Belpointe PREP TN OC, LLC, Belpointe PREP Manager, LLC and Belpointe LLC.	S-11	333-255424	10.1	September 30, 2021
10.2	Employee and Cost Sharing Agreement, effective as of October 28, 2020, by and among Belpointe PREP, LLC, Belpointe PREP OC, LLC, Belpointe PREP TN OC, LLC and Belpointe PREP Manager, LLC.	S-11	333-255424	10.2	September 30, 2021
10.3	Secured Promissory Note, dated October 28, 2020.	S-11	333-255424	10.3	September 30, 2021
10.4	Secured Promissory Note, dated February 16, 2021.	S-11	333-255424	10.4	September 30, 2021
10.7	Secured Promissory Note, dated May 28, 2021.	S-11	333-255424	10.7	July 16, 2021
10.8	Agreement for Purchase and Sale of Real Property, dated July 13, 2021 (certain confidential information contained in this document, marked by [***], has been omitted because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed).	8-K	001-40911	10.8	November 4, 2021
10.9	First Amendment to Agreement for Purchase and Sale or Real Property, dated August 11, 2021 (certain confidential information contained in this document, marked by [***], has been omitted because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed).	8-K	001-40911	10.9	November 4, 2021
10.10	Second Amendment to Agreement for Purchase and Sale or Real Property, dated August 31, 2021 (certain confidential information contained in this document, marked by [***], has been omitted because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed).	8-K	001-40911	10.10	November 4, 2021
10.11*	Release and Cancellation of Indebtedness agreement, effective as of October 12, 2021
21*	Subsidiaries of Registrant.
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Belpointe prep, llc

Date: November 12, 2021	By:	/s/ Brandon E. Lacoff
Brandon E. Lacoff
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: November 12, 2021	By:	/s/ Martin Lacoff
Martin Lacoff
Chief Strategic Officer, Principal Financial Officer and Director
(Principal Financial Officer)

