Form 10-K
period 2021-12-31
Belpointe PREP, LLC
filed 2022-03-11
CIK 1807046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission file number 001-40911

Belpointe PREP, LLC

(Exact name of registrant as specified in its charter)

Delaware	84-4412083
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

255 Glenville Road

Greenwich, Connecticut 06831

(Address of principal executive offices)

(203) 883-1944

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A units	OZ	NYSE American

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes ☒	No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.	☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes ☐	No ☒

The aggregate market value of Class A units held by non-affiliates of the registrant as of December 31, 2021 was $315,820,820, based on the closing price reported for such date on the NYSE American. The registrant elected to use December 31, 2021 as the reference date because on June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) the registration was a privately held company. Class A units held by each executive officer, director and holder of more than 5% of the registrant’s Class A units have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status does not reflect a determination that such persons are affiliates of the registrant for any other purpose.

As of March 7, 2022, the registrant had 3,382,149 Class A units, 100,000 Class B units and one Class M unit outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Forward-Looking Statements

This Annual Report on Form 10-K (this “Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect the current views of Belpointe PREP, LLC, a Delaware limited liability company (together with its subsidiaries, the “Company,” “we,” “us,” or “our”) with respect to, among other things, our future results of operations and financial performance. In some cases, you can identify forward-looking statements by words such as “anticipate,” “approximately,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” and “would” or the negative version of these words or other comparable words or statements that do not relate strictly to historical or factual matters. By their nature, forward-looking statements speak only as of the date they are made, are not statements of historical fact or guarantees of future performance and are subject to risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify, in particular due to the uncertainties created by the COVID-19 pandemic, including the projected impact of COVID-19 on our business, financial performance and operating results. Our expectations, beliefs and projections are expressed in good faith, and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will result or be achieved, and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-K, including, among others, the risks set forth in Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as from time to time in our other filings with the U.S. Securities and Exchange Commission (“SEC”). A summary of principal risk factors that make investing in our securities risky and that may cause actual results to differ materially are set forth below:

●	how widely utilized COVID-19 vaccines will be, whether they will be effective in preventing the spread of COVID-19 (including its variant strains), and their impact on the ultimate severity and duration of the COVID-19 pandemic;

●	actions that may be taken by governmental and other authorities as well as responses by businesses and individuals to contain the COVID-19 outbreak or to treat its impact;

●	the potential negative impacts of COVID-19 on the United States economy and on the Company’s investment portfolio, financial condition and business operations;

●	adverse developments in the availability of desirable investment opportunities whether they are due to competition, regulation or otherwise;

●	the general political, economic and competitive conditions in the United States;

●	the level and volatility of prevailing interest rates and credit spreads;

●	adverse changes in the real estate and real estate capital markets;

●	difficulty or delays in deploying the proceeds raised from our ongoing public offering;

●	changes in the rules and regulations relating to the Tax Cuts and Jobs Act of 2017, including the qualified opportunity zone regulations and Section 199A of the Internal Revenue Code of 1986, as amended (the “Code”) and the regulations adopted thereunder;

●	our ability to comply with the rules and regulations relating to investing in qualified opportunity zones;

●	limited ability to dispose of assets because of the relative illiquidity of real estate investments;

●	intense competition in the real estate market that may limit our ability to attract or retain tenants or re-lease space;

●	defaults on or non-renewal of leases by tenants;

●	increased interest rates and operating costs;

●	our failure to obtain necessary outside financing;

●	decreased rental rates or increased vacancy rates;

●	difficulties in identifying properties to acquire and in consummating real estate acquisitions, developments, joint ventures and dispositions;

●	our failure to successfully operate acquired properties and operations;

●	exposure to liability relating to environmental and health and safety matters;

●	changes in real estate and zoning laws and increases in real property tax rates;

●	our failure to maintain our status as a publicly traded partnership and qualified opportunity fund;

●	failure of acquisitions to yield anticipated results;

●	risks associated with derivatives or hedging activity;

●	our level of debt and the terms and limitations imposed on us by our debt agreements;

●	the need to invest additional equity in connection with debt refinancings as a result of reduced asset values;

●	our ability to retain our executive officers and other key personnel of Belpointe, LLC (our “Sponsor”), Belpointe PREP Manager, LLC (our “Manager”) and their affiliates;

●	expected rates of return provided to investors;

●	the ability of our Sponsor, Manager and their affiliates to source, originate and service our investments, and the quality and performance of these investments;

●	legislative or regulatory changes impacting our business or our investments;

●	changes in business conditions and the market value of our investments, including changes in interest rates, prepayment risk, operator or borrower defaults or bankruptcy, and generally the increased risk of loss if our investments fail to perform as expected;

●	our ability to implement effective conflicts of interest policies and procedures among the various real estate investment programs sponsored by our Sponsor;

●	our compliance with applicable local, state and federal laws, including the Investment Advisers Act of 1940, as amended, the Investment Company Act of 1940, as amended, and other laws;

●	difficulty in successfully managing our growth, including integrating new assets into our existing systems; and

●	changes to accounting principles generally accepted in the United States of America, or policy changes from standard-setting bodies such as the Financial Accounting Standards Board, the SEC, the Internal Revenue Service, the NYSE American and other authorities that we are subject to.

We caution you that the risks, uncertainties and other factors referenced above may not contain all of the risks, uncertainties and other factors that are important to you. There may be other factors that cause our actual results to differ materially from any forward-looking statements, including factors discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. You should evaluate all forward-looking statements made in this Form 10-K in the context of these risks and uncertainties. In addition, we cannot assure you that we will realize the results, benefits or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our plans, strategies and objectives, which we consider to be reasonable, will be achieved. All forward-looking statements in this Form 10-K apply only as of the date made and are expressly qualified in their entirety by the cautionary statements included in this Form 10-K and in other filings we make with the SEC. We undertake no obligation to publicly update or revise any forward-looking statements to reflect subsequent events or circumstances, except as required by law.

PART I

Item 1. Business.

In this Annual Report on Form 10-K (this “Form 10-K”), unless context otherwise requires, references to “we,” “us,” “our,” “Belpointe” or the “Company” refer to Belpointe PREP, LLC, a Delaware limited liability company, its operating companies, Belpointe PREP OC, LLC, a Delaware limited company, and Belpointe PREP TN OC, LLC, a Delaware limited company (each an “Operating Company” and, together, the “Operating Companies”), and each of the Operating Companies’ subsidiaries, taken together.

Overview of Our Business and Operations

We are the first and only publicly traded qualified opportunity fund listed on a national securities exchange. We are a Delaware limited liability company formed on January 24, 2020, and intend to operate in a manner that will allow us to qualify as a partnership for U.S. federal income tax purposes. We are focused on identifying, acquiring, developing or redeveloping and managing commercial real estate located within qualified opportunity zones. At least 90% of our assets consist of qualified opportunity zone property. We qualified as a qualified opportunity fund beginning with our taxable year ended December 31, 2020. Because we are a qualified opportunity fund certain of our investors are eligible for favorable capital gains tax treatment on their investments.

All of our assets are and will continue to be held by, and all of our operations are and will continue to be conducted through, one or more of our Operating Companies, either directly or indirectly through their subsidiaries. We are externally managed by Belpointe PREP Manager, LLC (our “Manager”), which is an affiliate of our sponsor, Belpointe, LLC (our “Sponsor”).

On September 30, 2021, the U.S. Securities and Exchange Commission (the “SEC”) declared effective our registration statement on Form S-11, as amended (File No. 333-255424) (the “Registration Statement”), registering a continuous primary offering of up to $750,000,000 in our Class A units (the “Primary Offering”). From the period of October 7, 2021 through December 31, 2021, we issued 2,132,039 Class A units in our Primary Offering, raising gross offering proceeds of $213.2 million. Together with the gross proceeds raised in Belpointe REIT’s prior offerings, as of December 31, 2021, we have raised aggregate gross offering cash proceeds of $332.2 million.

COVID-19

COVID-19 has and continues to pose significant threats and in certain cases serious disruptions to the U.S. and global economy, especially in light of variants that appear to spread more easily than the original virus, and has, among other things, created ongoing disruptions in global supply chains, impacted job markets and adversely affected a number of industries. With vaccines now more widely available, as of the year ended December 31, 2021, the global economy has started to reopen and restrictions previously imposed by governmental and other authorities to contain the spread of the virus, such as business closures and limitations on travel, as well as responses by businesses and individuals to reduce the risk of exposure to infection, including through reduced travel, cancellation of in-person events, and implementation of work-at-home policies, have begun to ease. Nevertheless, the recovery could remain uneven and is subject to setbacks, particularly given the uncertainty surrounding the distribution and acceptance of vaccines and their effectiveness against new variants. As a result, we remain unable to predict when normal economic activity and business operations will fully resume and COVID-19 continues to present material uncertainty and risk with respect to our future performance and future financial results, including the potential to negatively impact our costs of operations, the value of any investments we make and laws, regulations and governmental and regulatory policies applicable to us.

Given the evolving nature of COVID-19, the extent to which it may impact our future performance and future financial results will depend on future developments which remain highly uncertain at this time and as a result we are unable to estimate the impact that COVID-19 may have on our future financial results at this time. Our Manager continuously reviews our investment and financing strategies for optimization and to reduce our risk in the face of the rapid development and fluidity of this situation.

Our Transactions with Belpointe REIT, Inc.

Pursuant to the terms of an Agreement and Plan of Merger, dated April 21, 2021 (the “Merger Agreement”), we, through BREIT Merger, LLC, a Delaware limited liability company (“BREIT Merger”), and our wholly-owned subsidiary, completed an offer (the “Offer”) to exchange each outstanding share of common stock, par value $0.01 per share (the “Common Stock”), of Belpointe REIT, Inc., a Maryland corporation (“Belpointe REIT”) validly tendered in the Offer for 1.05 Class A units (the “Class A units”) representing limited liability company interests of the Company, with any fractional Class A units rounded up to the nearest whole unit (the “Transaction Consideration”). Following consummation of the Offer, and upon satisfaction of certain conditions precedent in the Merger Agreement, on October 1, 2021, in accordance with the terms of the Merger Agreement, Belpointe REIT converted from a corporation into BREIT, LLC, a Maryland limited liability company (“BREIT”), with each outstanding share of Common Stock being converted into a limited liability company interest (an “Interest”) in BREIT, and, on October 12, 2021, all other conditions to the Merger (as defined in the Merger Agreement) having been satisfied BREIT merger with and into BREIT Merger, with BREIT Merger surviving. In the Merger, each Interest issued and outstanding immediately prior to the Merger was converted into the right to receive the Transaction Consideration.

Prior to and in connection with the Offer and Merger, we entered into a series of loan transactions with Belpointe REIT whereby: (i) on October 28, 2020, Belpointe REIT advanced us $35.0 million evidenced by a secured promissory note (the “First Secured Note”) bearing interest at a rate of 0.14%, due and payable on the Maturity Date (as hereinafter defined) and secured by all of our assets, (ii) on February 16, 2021, Belpointe REIT advanced us an additional $24.0 million evidenced by a second secured promissory note (the “Second Secured Note”) on the same terms as the First Secured Note, and (iii) on May 28, 2021 we entered into an agreement with Belpointe REIT to amend the Maturity Date of the First Secured Note and Second Secured Note to December 31, 2021 (the “Maturity Date”) and Belpointe REIT advanced us an additional $15.0 million evidenced by a third secured promissory note (the “Third Secured Note” and, together with the First Secured Note and Second Secured Note, the “Secured Notes”) on the same terms as the First Secured Note and Second Secured Note.

Upon consummation of the Merger, effective October 12, 2021, we entered into a Release and Cancellation of Indebtedness agreement with BREIT Merger, the surviving entity in the Merger, pursuant to the terms of which BREIT Merger cancelled the Secured Notes and discharged us from all obligations to repay the principal and any accrued interest on the Secured Notes.

Our Manager

We are externally managed by our Manager, Belpointe PREP Manager, LLC, and, pursuant to the terms of a management agreement between us, our Operating Companies and our Manager (the “Management Agreement”), our Manager manages our day-to-day operations, implements our investment objectives and strategy and performs certain services for us, subject to oversight by our board of directors (the “Board”). Subject to the limitations set forth in our Amended and Restated Limited Liability Company Operating Agreement (the “Operating Agreement”), a team of investment and asset management professionals, acting through our Manager, makes all decisions regarding the origination, selection, evaluation, structuring, acquisition, financing and development of our commercial real estate properties, real estate-related assets, including commercial real estate loans and mortgages, and debt and equity securities issued by other real estate-related companies, as well as private equity acquisitions and investments, and opportunistic acquisitions of other qualified opportunity funds and qualified opportunity zone businesses, subject to the limitations in our operating agreement.

Our Manager also provides portfolio management, marketing, investor relations, financial, accounting and other administrative services on our behalf with the goal of maximizing our operating cash flow and preserving our invested capital.

Our Sponsor

Our Sponsor, Belpointe, LLC, a leading investment firm based in Greenwich, Connecticut, operates a family office making private investments and oversees its businesses, such as wealth management, legal and real estate services. Our Sponsor’s senior executives have an aggregate of over 100 years of experience in the acquisition, development and ownership of real estate and have successfully built over $1 billion in multifamily and mixed-use developments. Our Sponsor’s financial management division currently manages over $3 billion in public securities.

Our Investment Objectives and Investment Strategy

Our primary investment objectives are:

●	to preserve, protect and return your capital contribution;

●	to pay attractive and consistent cash distributions;

●	to grow net cash from operations so that an increasing amount of cash flow is available for distributions to investors over the long term; and

●	to realize growth in the value of our investments.

We cannot assure you that we will achieve our investment objectives. See Item 1A. “Risk Factors.”

Our initial investments consist of and are expected to continue to consist of properties located in qualified opportunity zones for the development or redevelopment of multifamily, student housing, senior living, healthcare, industrial, self-storage, hospitality, office, mixed-use, data centers and solar projects located throughout the United States and its territories. We also anticipate identifying, acquiring, developing or redeveloping and managing a wide range of commercial real estate properties located throughout the United States and its territories, including, but not limited to, real estate-related assets, such as commercial real estate loans and mortgages, and debt and equity securities issued by other real estate-related companies, as well as making private equity acquisitions and investments, and opportunistic acquisitions of other qualified opportunity funds and qualified opportunity zone businesses, with the goal of increasing distributions and capital appreciation.

Our investment guidelines delegate to our Manager discretion and authority to execute acquisitions and dispositions of investments (including the reinvestment of capital basis and gains), provided such investments are consistent with our investment objectives and strategy and our investment guidelines. Our Manager’s investment committee will periodically review our portfolio of assets and investments, our investment objectives and strategy and our investment guidelines to determine whether they remain in the best interests of our members and may recommend changes to our Board as it deems appropriate. We may, at any time and without member approval, cease to be a qualified opportunity fund and acquire assets that do not qualify as qualified opportunity zone investments. Furthermore, there are no prohibitions in our Operating Agreement on the amount or percentage of assets that may be invested in a single property, and we expect, at least initially, to have a limited number of properties.

Qualified Opportunity Zone Program

The opportunity zone program is a community development program established by the Tax Cuts and Jobs Act of 2017 to encourage new long-term investment in low-income urban and rural communities nationwide. The opportunity zone program provides a tax incentive for investors to re-invest their unrealized capital gains into qualified opportunity funds dedicated to investing in “qualified opportunity zones.” Qualified opportunity zones are census tracts identified and nominated by the chief executives of every state and territory of the United States (e.g., state governors) and designated by the Secretary of the Treasury. There are more than 8,700 qualified opportunity zones throughout the United States and its territories.

A “qualified opportunity fund” is generally defined as an investment vehicle that is taxed as a corporation or partnership for U.S. federal income tax purposes and organized to invest in, and at least 90% of its assets consist of, qualified opportunity zone property (the “90% Asset Test”). A qualified opportunity fund must determine whether it meets the 90% Asset Test on each of: (i) the last day of the first six-month period of its taxable year, and (ii) the last day of its taxable year (each a “Test Date”). The opportunity zone regulations allow a qualified opportunity fund to apply the 90% Asset Test without taking into account any assets it receives in the 6-month period preceding the Test Date, provided those assets are held in cash, cash equivalents and debt instruments with a term of 18-months or less. Subject to a one-time six-month cure period, for each month following a Test Date in which a qualified opportunity fund fails to meet the 90% Asset Test it will incur a penalty equal to: (a) the excess of 90% of the fund’s aggregate assets over the aggregate amount of qualified opportunity zone property held by the fund, multiplied by (b) the short-term federal interest rate plus 3%. However, notwithstanding a qualified opportunity fund’s failure to meet the 90% Asset Test, no penalty will be imposed if the fund demonstrates that its failure is due to reasonable cause. We qualified as a qualified opportunity fund beginning with our taxable year ended December 31, 2020.

An eligible investor may defer recognition of capital gains (short-term or long-term) resulting from the sale or exchange of capital assets by reinvesting those gains into a qualified opportunity fund within a period of 180 days of the sale or exchange (the “Deferred Capital Gains”). The 180-day period generally begins on the day on which the gains would be recognized for U.S. federal income tax purposes had they not been reinvested into a qualified opportunity fund. Deferred Capital Gains are recognized on the earlier of December 31, 2026 or the date on which an inclusion event occurs, such as the date on which the investor sells its qualified opportunity fund investment.

All individuals and entities that recognize capital gains for U.S. federal income tax purposes are eligible to elect to defer. This includes natural persons as well as entities such as corporations, regulated investment companies, real estate investment trusts (“REITs”), partnerships and other pass-through entities (including, certain common trust funds, qualified settlement funds, and disputed ownership funds).

An eligible investor may also elect to receive an increase in basis with respect to its qualified opportunity fund investment interest equal to the fair market value of the investment interest on the date of its sale or exchange if the investor holds the qualified opportunity fund investment for a period of ten years or more, up to December 31, 2047. Thus, an investor will not recognize capital gains for U.S. federal income tax purposes as a result of an appreciation in its qualified opportunity fund investment interest.

Investments in Multifamily and Mixed-Use Rental Properties

A majority of our initial qualified opportunity zone investments have been and will continue to be multifamily and mixed-use rental property development projects. We define development projects to include a range of activities from capital improvement or major redevelopment and lease-up of existing buildings to ground up construction. Specifically, we may acquire multifamily and mixed-use rental properties that may benefit from enhancement or repositioning and development. In each case, these multifamily and mixed-use rental properties will meet our investment objectives and may include conventional multifamily rental properties, such as mid-rise, high-rise, and garden-style properties, as well as student housing and age-restricted properties (typically requiring that at least one resident of each unit be 55 or older). Location, condition, design and amenities are key characteristics for multifamily and mixed-use rental properties. The terms and conditions of any apartment lease that we enter into with our residents may vary substantially; however, we expect that a majority of our leases will be standardized leases customarily used between landlords and residents for the specific type and use of the property in the geographic area in which the property is located. In the case of apartment communities, such standardized leases generally have terms of one year. For an overview of our investments in multifamily and mixed-use rental properties, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments in Multifamily and Mixed-Use Rental Properties.”

Investments in Commercial Real Estate Loans

Subject to our ability to satisfy the requirements in connection with our qualification as a publicly traded partnership and qualified opportunity fund, we anticipate acquiring commercial real estate loans and mortgages related to our targeted investments by directly originating loans or purchasing them from third party sellers. Although we generally prefer the benefits of direct origination, current market conditions have created situations where holders of commercial real estate debt may be in distress and therefore willing to sell at prices that compensate purchasers for the lack of control typically associated with directly structured investments.

Our primary focus will be to originate and invest in (i) senior mortgage loans that are predominantly three to five-year term loans of either fixed or floating rates providing capital for the acquisition, refinancing or repositioning of commercial real estate and development projects and that immediately provide us with current income, (ii) structurally subordinated first mortgage loans and junior participations in first mortgage loans or participations in these types of assets secured by commercial real estate and development projects primarily located in the United States and its territories, and (iii) mezzanine loans backed by commercial real estate and development projects that fit our investment objectives and strategy. For an overview of our investments in commercial real estate loans, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments in Commercial Real Estate Loans.”

Investments in Debt and Equity Securities Issued by Other Real Estate-Related Companies

Subject to our ability to satisfy the requirements in connection with our qualification as a publicly traded partnership and qualified opportunity fund, we also may acquire equity interests in entities that own, operate or control commercial real property, equity securities issued by real-estate related public companies and debt securities, such as senior unsecured debt and investment grade, non-investment grade or unrated structured products.

Other Possible Investments

Although our initial investments consist of and we anticipate that they will continue to consist of qualified opportunity zone investments, we may make other investments, for example in alternative commercial properties such as data centers and solar projects. In fact, we may invest in any type of commercial real estate properties, real estate-related assets, including commercial real estate loans and mortgages, and debt and equity securities issued by other real estate-related companies, as well as make private equity acquisitions and investment, and opportunistic acquisitions of other qualified opportunity funds and qualified opportunity zone businesses that we believe to be in our best interest, subject to certain limitations set forth in our conflicts of interest policy related to investments involving our Manager, our Sponsor and their affiliates.

Joint Venture and Other Co-Ownership Arrangements

Each of our assets has either an affiliate of our Sponsor or Manager, such as Belpointe SP, LLC (“Belpointe SP”), or their respective affiliates (together with Belpointe SP, the “Belpointe SP Group”), or an independent third party, or any combination of the foregoing, as the sponsor or co-sponsor, general partner or co-general partner, manager or co-manager, developer or co-developer of the investment (each an “Investment Partner”), and our role, in general, is as a passive investor. Investment Partners that are members of the Belpointe SP Group do not generally make cash investments in our joint venture investments.

Entering into joint venture investments aligns our interests with the interests of our Investment Partner for the benefit of the holders of our Class A units by leveraging of our capital resources and our Investment Partner’s extensive industry relationships and significant acquisition, development and management expertise to: (i) achieve potentially greater returns on our invested capital; (ii) diversify our access to investment opportunities; and (iii) promote our brand and potentially increase our market share.

Borrowing Policy

We intend to employ leverage in order to provide more funds available for investment. Leverage will allow us to make more investments than would otherwise be possible, resulting in a broader portfolio. We believe that careful use of conservatively structured leverage will help us to achieve our diversification goals and potentially enhance the returns on our investments. We also believe that our Sponsor’s ability to obtain both competitive financings and its relationships with top tier financial institutions will allow our Manager to access and successfully employ competitively priced borrowing.

Our targeted aggregate property-level leverage, excluding any debt at the Company level or on assets under development or redevelopment, after we have acquired a substantial portfolio of stabilized commercial real estate, is between 50-70% of the greater of the cost (before deducting depreciation or other non-cash reserves) or the fair market value of our assets. During the period when we are acquiring, developing and redeveloping our investments, we may employ greater leverage on individual assets. An example of property-level leverage is a mortgage loan secured by an individual property or portfolio of properties incurred or assumed in connection with our acquisition of such property or portfolio of properties. An example of debt at the Company level is a line of credit obtained by us or our Operating Companies.

Our Manager may from time to time modify our leverage policy in its discretion in light of then-current economic conditions, relative costs of debt and equity capital, market values of our assets, general conditions in the market for debt and equity securities, growth and acquisition opportunities or other factors. There is no limit on the amount we may borrow with respect to any individual property or portfolio. For an overview of our borrowings, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Disposition Policies

The period that we will hold our investments will vary depending on a number of factors, including the type of investment, interest rates and economic and market conditions. Our Manager’s investment committee will develop a well-defined exit strategy for each investment we make and will periodically perform a hold-sell analysis to determine the optimal holding period for generating strong returns. As each of our investments reach what we believe to be its maximum value we will consider disposing of the investment and may do so for the purpose of either distributing the net sale proceeds to holders of our Class A units or investing the proceeds in other investments that we believe may produce a higher overall future return. However, we may sell any or all of our investments before or after their anticipated holding period if, in the judgment of our Manager’s investment committee, selling the investment is in our best interest.

The determination of when a particular investment should be sold or otherwise disposed of will be made after consideration of all relevant factors, including prevailing and projected economic and market conditions, whether the value of the investment is anticipated to change substantially, whether we could apply the proceeds from the sale to make other investments consistent with our investment objectives and strategy, whether disposition of the investment would allow us to increase cash flow, and whether the sale of the investment would impact our intended qualification as a publicly traded partnership and qualified opportunity fund.

Taxation of the Company

We intend to operate in a manner that will allow us to qualify as a partnership for U.S. federal income tax purposes. If our Manager determines that it is no longer in our best interests to continue as a partnership for U.S. federal income tax purposes, our Manager may elect to treat us as an association or as a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes. If we elect to be taxable as a corporation for U.S. federal income tax purposes, we may also elect to qualify and be taxed as a REIT.

Generally, an entity that is treated as a partnership for U.S. federal income tax purposes is not a taxable entity and incurs no U.S. federal income tax liability. Rather, each partner is required to take into account its allocable share of items of income, gain, loss and deduction of the partnership in determining its U.S. federal income tax liability, regardless of whether cash distributions are made. Distributions of cash by a partnership to a partner are not taxable unless the amount of cash distributed to a partner is in excess of the partner’s adjusted basis in its partnership interest.

Notwithstanding the foregoing, unless an exception applies, an entity that would otherwise be classified as a partnership for U.S. federal income tax purposes may nevertheless be taxable as a corporation if it is a “publicly traded partnership” within the meaning of the Internal Revenue Code of 1986, as amended (the “Code”). An entity is a publicly traded partnership under the Code if its interests are (i) traded on an established securities market, or (ii) readily tradable on a secondary market or the substantial equivalent thereof. Our Class A units are listed on the NYSE American under the symbol “OZ.” There is, however, an exception to taxation as a corporation which is available if at least 90% of a partnership’s gross income for every taxable year consists of “qualifying income” (the “Qualifying Income Exception”) and the partnership is not required to register under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Qualifying income includes certain interest income, dividends, real property rents, gains from the sale or other disposition of real property and any gain from the sale or disposition of a capital asset or other property held for the production of income that otherwise constitutes qualifying income. We intend to manage our affairs so that we will meet the Qualifying Income Exception in each taxable year and so that neither we nor any of our subsidiaries are required to register under the Investment Company Act.

Governmental Regulation

Our operations are subject, in certain instances, to supervision and regulation by federal, state and local governmental authorities, and may be subject to various laws, regulations and judicial and administrative decisions imposing various requirements and restrictions, including, among others, (i) federal and state securities laws and regulations, (ii) federal, state and local tax laws and regulations, (iii) state and local laws relating to real property, (iv) federal, state and local environmental laws, ordinances and regulations, and (v) various laws relating to housing, including rent control and stabilization laws, the Fair Housing Amendment Act of 1988 and Americans with Disabilities Act of 1990, among others.

Compliance with the federal, state and local laws is not expected to have a material adverse effect on our business, assets or results of operations, and we do not expect to incur material expenditures to comply with the laws and regulations to which we are subject.

Competition

We face competition from various entities for investment opportunities, including other qualified opportunity funds, REITs, Delaware statutory trusts, pension funds, insurance companies, private equity and other alternative investment funds and companies, partnerships and developers. In addition to third-party competitors, we may compete for investment opportunities with other programs sponsored by our Sponsor and its affiliates, especially those with investment strategies similar to our own.

Most of our current and potential competitors have significantly more financial, technical, marketing and other resources than we do. Larger competitors may also enjoy significant advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for investment opportunities may increase over time. Any such increase would result in a greater demand for investment opportunities and could result in our acquiring assets and investments at higher prices or using less than ideal capital structures.

In the face of such competition, we expect to greatly benefit from our Manager’s access to our Sponsor’s investment and operating platforms, including without limitation, our Sponsor’s highly experienced management team with significant real estate and asset management expertise, extensive market knowledge and network of industry relationships, which we believe will provide us with our own competitive advantage and will help us source, evaluate and compete for investment opportunities.

Human Capital

We are externally managed and currently have no employees or intention of having any employees. We rely on our Manager to manage our day-to-day operations, implement our investment objectives and investment strategy and perform certain services for us pursuant to the Management Agreement. These services are provided by individuals who are employees of our Sponsor or one or more of its affiliates.

We, our Manager and our Sponsor are a party to an employee and cost sharing agreement (the “Employee and Cost Sharing Agreement”) pursuant to which our Sponsor provides our Manager with access to portfolio management, asset valuation, risk management and asset management services, as well as administration services addressing legal, compliance, investor relations and information technologies necessary for the performance by our Manager of its duties under the Management Agreement. Pursuant to the Management Agreement, our Manager or one or more of its affiliates is entitled to receive expense reimbursements and a quarterly management fee. Pursuant to the Employee and Cost Sharing Agreement, our Sponsor or one or more of its affiliates is entitled to receive expense reimbursements and our Manager’s allocable share of employment costs incurred by the Sponsor.

Available Information

Holders of our Class A units may obtain copies of our filings with the SEC, free of charge, from the SEC’s website, www.sec.gov, or from our website, www.belpointeoz.com.

The contents of our website are solely for informational purposes and the information on our website is not part of or incorporated by reference into this Form 10-K.

From time to time we may use our website as a distribution channel for material company information, accordingly investors should monitor our website in addition to following our press releases and SEC filings.

Item 1A. Risk Factors.

You should carefully consider the following material risks in addition to the other information contained in this Form 10-K. The occurrence of any of the following risks might have a material adverse effect on our business and financial condition. The risks and uncertainties discussed below are not the only ones we face but do represent those risks and uncertainties that we believe are most significant to our business, operating results, prospects, and financial condition. Some statements in this Form 10-K, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section entitled “Forward-Looking Statements.” As used herein, the term “you” refers to our current unitholders or potential investors in our Class A units, as applicable.

Risks Related to our Organizational Structure

We have a limited operating history, and the prior performance of our Sponsor or other real estate investment opportunities sponsored by our Sponsor may not predict our future results.

We are a recently formed company and have a limited operating history and we may not be able to achieve our investment objectives. As of the date of this Form 10-K, we have made 12 qualified opportunity zone investments in three state and are primarily reliant on the proceeds derived from our Primary Offering and financing provided by our Sponsor or its affiliates to fund our operations. We cannot assure you that the past experiences of our Sponsor or its affiliates will be sufficient to allow us to successfully achieve our investment objectives. In addition, there can be no assurance that we will be able to successfully identify, make and realize any additional investments or generate returns for our investors. Furthermore, there can be no assurance that our investors will receive any distributions. These factors increase the risks that your investment may not generate returns comparable to other real estate investment alternatives.

We have only held our investments for a limited period of time, and you will not have the opportunity to evaluate our future investments before we make them, which makes your investment more speculative.

We have only held our investments for a limited period of time and are not able to provide you with any information to assist you in evaluating the merits of any specific properties or real estate-related investments that we may acquire, except for investments that may be described in one or more supplements to the prospectus for our Primary Offering. We will continue to seek to invest substantially all of the net offering proceeds from our Primary Offering, and any other offerings that we may conduct, after the payment of fees and expenses, in the acquisition of or investment in real estate and real estate-related assets, including commercial real estate loans and mortgages, and debt and equity securities issued by other real estate companies, as well as select private equity investments, and opportunistic acquisitions of other qualified opportunity funds and qualified opportunity zone businesses. However, because you will be unable to evaluate the economic merit of our investments before we make them, you will have to rely entirely on the ability of our Manager to select suitable and successful investment opportunities. There can be no assurance that our Manager will be successful in obtaining suitable investments or that, if such investments are made, our investment objectives will be achieved. Furthermore, our Manager will have broad discretion in selecting investments, and you will not have the opportunity to evaluate potential investments. These factors increase the risk that your investment may not generate returns comparable to other investment alternatives.

Our Class A units are listed on the NYSE American, however, an active, liquid and orderly market for our Class A units may not develop or be sustained.

Our Class A units are listed on the NYSE American under the symbol “OZ,” however, an active, liquid and orderly market for our Class A units may not develop or be sustained. Further, because we are a qualified opportunity fund eligible investors may defer recognition of capital gains (short-term or long-term) resulting from the sale or exchange of capital assets by reinvesting those gains into our Class A units within a period of 180 days of the sale or exchange (the “Deferred Capital Gains”). Deferred Capital Gains are recognized on the earlier of December 31, 2026, or the date on which an inclusion event occurs, such as the date on which an investor sell their Class A units. Eligible investors may also elect to receive an increase in basis with respect to our Class A units equal to their fair market value on the date of sale or exchange if they hold our Class A units for a period of ten years or more, up to December 31, 2047. Consequently, fewer Class A units may be actively traded in the public markets which would reduce the liquidity of the market for our Class A units. If an active market for our Class A units does not develop or is not sustained, you may be unable to sell your Class A units at the time you desire to sell them, at price at or above the price you paid for them, or it may result in volatility in the price of our Class A units. An inactive market may also impair our ability to raise capital by selling Class A units and may impair our ability to make opportunistic acquisitions of other qualified opportunity funds and qualified opportunity zone businesses using our Class A units as consideration.

If we are unable to find suitable investments, we may not be able to achieve our investment objectives or pay distributions.

Our ability to achieve our investment objectives and to pay distributions depends on the ability of our Manager to select suitable and successful investment opportunities for us. If we fail to raise sufficient proceeds from the sale of Class A units in our Primary Offering, we will be unable to make additional investments. At the same time, the more money we raise in Primary Offering, and any other offerings that we may conduct, the greater our challenge will be to invest all of the net offering proceeds in investments that meet our investment criteria. Our investments consist of and are expected to continue to consist of properties located in qualified opportunity zones for the development or redevelopment of multifamily, student housing, senior living, healthcare, industrial, self-storage, hospitality, office, mixed-use, data centers and solar projects located throughout the United States and its territories. We also anticipate identifying, acquiring, developing or redeveloping and managing a wide range of commercial real estate properties located throughout the United States and its territories, including, but not limited to, real estate-related assets, such as commercial real estate loans and mortgages, and debt and equity securities issued by other real estate-related companies, as well as making private equity acquisitions and investments, and opportunistic acquisitions of other qualified opportunity funds and qualified opportunity zone businesses, with the goal of increasing distributions and capital appreciation. We cannot assure you that our Manager will be successful in locating and obtaining suitable qualified opportunity zone investments or that, if our Manager makes qualified opportunity zone investments on our behalf, our objectives will be achieved. What’s more, increased competition from other opportunity zone funds as well as any prospective legislative or regulatory changes related to qualified opportunity zone investments, may make it more difficult for our Manager to make suitable qualified opportunity zone investments. If we, through our Manager, are unable to find suitable investments promptly, we may invest in short-term, investment-grade obligations or accounts in a manner that is consistent with our intended qualification as a publicly traded partnership and qualified opportunity fund. If we would continue to be unsuccessful in locating suitable investments, we may ultimately decide to liquidate. In the event we are unable to timely locate suitable investments, we may be unable or limited in our ability to pay distributions and we may not be able to meet our investment objectives.

Our NAV per Class A unit may change materially from our current NAV.

We established the offering price of our Class A units in our Primary Offering on an arbitrary basis and it bears no relationship to our book or asset values or to any other established criteria for valuing equity. Through no later than the first quarter following the December 31, 2022 year end, the net asset value (“NAV”) of our Class A units will be equal to $100.00 per Class A unit. Thereafter, no later than the first quarter following the December 31, 2022 year end, and every quarter thereafter, we plan to calculate the NAV of our Class A units on a quarterly basis. The per Class A unit purchase price will be adjusted within approximately 60 days of the last day of each quarter (the “Determination Date”). We will calculate our NAV as of the Determination Date (rounded to the nearest dollar) and any adjustment to our NAV will take effect as of the first business day following its public announcement. Our adjusted NAV per Class A unit will be equal to our adjusted NAV as of the Determination Date (rounded to the nearest dollar) divided by the number of Class A units outstanding on the Determination Date.

Valuations and appraisals of our real estate and real estate assets are estimates of fair value and may not necessarily correspond to realizable value, in addition it may be difficult to reflect, fully and accurately, material event that impact our NAV.

Our NAV will be calculated using a process that may reflect some or all of the following components: (i) estimated values of each of our assets and investments, including related liabilities (but may, in our discretion, exclude deal-level carried interest allocations), based on: (a) market capitalization rates, comparable transaction information, interest rates, adjusted net operating income; (b) with respect to debt, default rates, discount rates and loss severity rates; (c) for commercial real estate properties that have development or value add plans, progress along such development or value add plans; and (d) in certain instances, reports of the underlying assets and investments by an independent valuation expert; (ii) the price of liquid assets for which third party market quotes are available; (iii) accruals of our periodic distributions; and (iv) estimated accruals of our operating revenues and expenses (excluding property management oversight fees).

We may engage a third party to prepare or assist with preparing the NAV of our Class A units. In addition, where we determine that an independent appraisal is necessary, including, without limitation, where our Manager is unsure of its ability to accurately determine the estimated values of our assets and investments, or where third party market values for comparable assets and investments are either nonexistent or extremely inconsistent, we may engage an appraiser that has expertise in appraising the types of assets and investments that we hold to act as our independent valuation expert. The independent valuation expert will not be responsible for, prepare or assist with preparing our NAV per Class A unit.

As with any asset valuation protocol, the conclusions reached by our Manager or any third-party firm that we engage to prepare or assist with preparing the NAV of our Class A units will involve significant judgments, assumptions, and opinions in the application of both observable and unobservable attributes that may or may not prove to be correct. The use of different judgments or assumptions would likely result in different estimates of the value of our assets and investments and, consequently, our NAV. Moreover, although we will calculate and provide our NAV on a quarterly basis, our NAV may fluctuate daily, accordingly the NAV in effect for any given fiscal quarter may not accurately reflect the amount that might otherwise be paid for your Class A units in a market transaction. Further, for any given fiscal quarter, our published NAV may not fully reflect certain material events to the extent that they are unknown or their financial impact on our assets or investments is not immediately quantifiable.

Our goal is to provide a reasonable estimate of the market value of our Class A units within approximately 60 days of the last day of each quarter.

NAV calculations are not governed by governmental or independent securities, financial or accounting rules or standards.

It is important to note that the determination of our NAV will not be based on, nor is it intended to comply with, fair value standards under U.S. GAAP, and our NAV may not be indicative of the price that we would receive for our assets at current market conditions. In addition, we do not represent, warrant or guarantee that: (i) you will be able to realize the NAV per Class A unit for your Class A units if you attempt to sell them; (ii) you will ultimately realize distributions per Class A unit equal to the NAV per Class A units you own upon liquidation of our assets and investments and settlement of our liabilities or a sale of our company; (iii) our Class A units will trade at their NAV per Class A unit on the NYSE American; or (iv) a third party would offer the NAV per Class A unit in an arm’s-length transaction to purchase all or substantially all of our Class A units. Furthermore, any distributions that we make will directly impact our NAV, by reducing the amount of our assets.

Our Sponsor does not hold a significant amount of our equity, and therefore may not be as strongly incentivized to avoid losses a sponsor who holds a significant equity investment, and as a result you may be more likely to sustain a loss on your investment.

Our Sponsor, Belpointe, LLC, and an affiliate of our Sponsor have acquired 100 of our Class A units in connection with our formation for net proceeds to us of $10,000. Accordingly, our Sponsor will have very little exposure to loss in the value of our Class A units. Without this exposure, you may be at a greater risk of loss because our Sponsor does not have as much to lose from a decrease in the value of our Class A units as a sponsor who makes a more significant equity investment would.

Our Sponsor currently sponsors and will in the future sponsor other investment programs some of which compete with us.

Our Sponsor has previously sponsored two real estate funds and a qualified opportunity fund real estate investment trust (“REIT”) with investment criteria similar to ours. Our Sponsor and its affiliates will in the future sponsor other investment programs some of which may compete with us or have similar investment criteria to our own, and there are no limits or restrictions on the right of our Sponsor, or any of its affiliates, including our Manager, to engage in any other business or sponsor other investment programs of any kind.

Our Manager and its affiliates have little or no experience managing a portfolio of assets in the manner necessary to maintain our intended qualification as a publicly traded partnership and qualified opportunity fund or our exclusion or exemption from registration under the Investment Company Act.

In order to maintain our intended qualification as a publicly traded partnership and qualified opportunity fund and our exclusion or exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”), our assets and investment may be subject to certain restrictions that could limit our operations meaningfully. The publicly traded partnership rules and regulations and Opportunity Zone Regulations (as hereinafter defined) are highly technical and complex, and our failure to comply with the requirements and limitations imposed by these rules and regulations could prevent us from qualifying as a publicly traded partnership or qualified opportunity fund or could force us to pay unexpected taxes and penalties. Our Manager and its affiliates have little or no experience managing assets and investments in the manner necessary to maintain our intended qualification as a publicly traded partnership and qualified opportunity fund or our exclusion or exemption from registration under the Investment Company Act. This inexperience may hinder our ability to achieve our objectives, result in our failing to achieve or losing of our qualification as a publicly traded partnership or qualified opportunity fund or our exclusion or exemption from registration under the Investment Company Act. As a result, we cannot assure you that we will be able to successfully operate as a publicly traded partnership and qualified opportunity fund, comply with regulatory requirements applicable to publicly traded partnerships and qualified opportunity funds, maintain our exclusion or an exemption from registration under the Investment Company Act, or execute our business strategies.

Any adverse changes in our Sponsor’s financial health, or our Sponsor’s or our relationship with our Manager or its affiliates could hinder our operating performance.

We, our Operating Companies, and our Manager have entered into a Management Agreement pursuant to which our Manager manages our day-to-day operations, implements our investment objectives and strategy and performs certain services for us, subject to oversight by our Board.

We, our Operating Companies, our Sponsor and our Manager have also entered into an Employee and Cost Sharing Agreement pursuant to which our Manager is provided with access to, among other things, our Sponsor’s and its affiliates’ portfolio management, asset valuation, risk management and asset management professionals and services as well as administration professionals and services addressing legal, compliance, investor relations and information technologies necessary for the performance by our Manager of its duties under the Management Agreement.

This team of investment, asset management and other professionals, acting through our Manager, makes all decisions regarding the origination, selection, evaluation, structuring, acquisition, financing and development of our commercial real estate properties, real estate-related assets, including commercial real estate loans and mortgages, and debt and equity securities issued by other real estate-related companies, as well as private equity acquisitions and investments, and opportunistic acquisitions of other qualified opportunity funds and qualified opportunity zone businesses, subject to the limitations in our Operating Agreement. Our Manager also provides portfolio management, marketing, investor relations, financial, accounting, and other administrative services on our behalf with the goal of maximizing our operating cash flow and preserving our invested capital. As such, our ability to achieve our investment objectives and to pay distributions to the holders of our Class A units is dependent in part on our Sponsor’s financial condition and our Sponsor’s and our relationship with our Manager. Any adverse changes in our Sponsor’s financial condition or our Sponsor’s or our relationship with our Manager could hinder our ability to successfully manage our operations and our portfolio of assets and investments. In addition, our Manager and our Sponsor only have limited assets and our recourse against our Manager or our Sponsor if our Manager does not fulfill its obligations under the Management Agreement will be limited to our termination of the Management Agreement.

If our Sponsor fails to retain its key personnel, we may not be able to achieve our anticipated level of growth and our business could suffer.

Our future depends, in part, on our Sponsor’s ability to attract and retain key personnel. Our future also depends on the continued contributions of the executive officers and other key personnel of our Sponsor acting through our Manager, each of whom would be difficult to replace. In particular, each of Brandon Lacoff and Martin Lacoff is critical to the management of our business and operations and the development of our strategic direction. The loss of the services of Brandon Lacoff, Martin Lacoff or other executive officers or key personnel of our Sponsor and the process to replace any of our Sponsor’s key personnel would involve substantial time and expense and may significantly delay or prevent the achievement of our business objectives.

The Management Agreement with our Manager was not negotiated with an unaffiliated third party on an arm’s length basis and may not be as favorable to us as if it had been negotiated with an unaffiliated third party.

Our Management Agreement with our Manager was negotiated between related parties and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party. We will pay our Manager a management fee regardless of the performance of our investments. Our Manager’s entitlement to a management fee, which is not based upon performance metrics or goals, might reduce its incentive to devote its time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio. This in turn could hurt both our ability to pay distributions to holders of our Class A units and the market price of our Class A units.

We do not have an exclusive management arrangement with our Manager.

We do not have an exclusive management arrangement with our Manager. Accordingly, our Manager and its affiliates, including our Sponsor, can and will engage in other activities, including, without limitation, managing other investment programs sponsored or organized by our Sponsor and its affiliates. Further, nothing in our Management Agreement limits or restricts the right of any manager, director, officer, employee or equityholder of our Manager, or any of its affiliates, including our Sponsor, to engage in any other business or to render services of any kind to any other person or entity.

Terminating the Management Agreement for unsatisfactory performance by our Manager or electing not to renew the Management Agreement may be difficult, and, even if we elect not to renew or terminate the Management Agreement, our Manager will continue to hold our Class B units.

Terminating the Management Agreement for unsatisfactory performance by our Manager is difficult and potentially costly. The initial term of the Management Agreement commenced on October 28, 2020 and will continue through December 31, 2025. We may only terminate the Management Agreement (i) for “cause,” (ii) upon the bankruptcy of our Manager, or (iii) upon a material breach of the Management Agreement by our Manager. “Cause” is defined in the Management Agreement to mean fraud or willful malfeasance, gross negligence, the commission of a felony or a material violation of applicable law, in each case that has or could reasonably be expected to have a material adverse effect on us. Following the initial term, the Management Agreement will automatically renew for an unlimited number of three-year terms unless we elect not to renew or terminate it by providing our Manager with 180 days’ prior notice. We will review and evaluate our Manager’s performance under the Management Agreement at least 180 days prior to each renewal term.

Upon any termination or non-renewal of the Management Agreement by us or any termination of the Management Agreement by our Manager for our breach of the Management Agreement, our Manager will be entitled to receive its prorated management fee through the expiration or termination date and will be paid a termination fee equal to six times the annual management fee earned by our Manager during the 12-month period ended as of the last day of the quarter immediately preceding the termination date (the “Termination Fee”); however, if less than 12 months have elapsed as of the termination date, the Termination Fee will be calculated by annualizing the management fee earned during the most recently completed quarter prior to the termination date.

In addition, upon any termination or non-renewal of the Management Agreement, our Manager will continue to hold 100% of our Class B units, which entitle our Manager to 5% of any gain recognized by or distributed to the Company or recognized by or distributed from the Operating Companies or any subsidiary. As a result, any time we recognize operating gain (excluding depreciation) or receive a distribution, whether from continuing operations, net sale proceeds, refinancing transactions or otherwise, our Manager is entitled to receive 5% of the aggregate amount of such gain or distribution, regardless of whether the holders of our Class A units have received a return of their capital. The allocation and distribution rights that our Manager is entitled to with respect to its Class B units may not be amended, altered or repealed, and the number of authorized Class B units may not be increased or decreased, without the consent of our Manager. Accordingly, for so long as our Manager continues to hold our Class B units, it will be entitled to receive 5% of the aggregate amount of any operating gain (excluding depreciation) that we recognize or distribution that we receive.

If we pay distributions from sources other than our cash flow from operations, we will have less funds available for investments and your overall return may be reduced. Likewise, funding distributions from the sale of additional securities will dilute your interest in us on a percentage basis and may impact the value of our Class A units.

While our goal is to pay distributions from cash flow from operations, we may, at the discretion of our Manager, subject to Board oversight, use other sources to fund distributions, including, without limitation, the sale of assets, borrowings in anticipation of future operating cash flow, net proceeds of our Primary Offering, and any other offerings that we may conduct, cash advances by our Manager, cash resulting from a waiver of fees or reimbursements due to our Manager or the issuance of additional securities. We will only fund distributions by a return of capital following the sale of assets, unless otherwise determined by our Manager in its discretion. Funding distributions from the sales of assets, borrowings, return of capital or proceeds of this offering will result in us having less funds available to make investments. As a result, the return you realize on your investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute your interest in us on a percentage basis and may impact the value of our Class A units. We can provide no assurances that future cash flow will support payment of distributions or maintaining distributions at any level, if at all.

Your interest in us will be diluted if we issue additional units.

Under our Operating Agreement, we have authority to issue an unlimited number of additional units and options, rights, warrants and appreciation rights relating to such units. In particular, our Board is authorized to provide for the issuance of an unlimited amount of one or more classes or series of units and to fix the number of units, the relative powers, preferences and rights, and the qualifications, limitations or restrictions applicable to each class or series thereof by resolution authorizing the issuance of such class or series, without member approval. We may elect to issue and sell additional units in future private or public offerings or issue units to our Manager or its affiliates, including our Sponsor, in payment of outstanding fees and expenses. We also intend to seek opportunistic acquisitions of other qualified opportunity funds and qualified opportunity zone businesses using our equity as transaction consideration. Holders of our Class A units will not have preemptive rights to any units we issue in the future. To the extent we issue additional equity interests your percentage ownership interest in us would be diluted.

Our investment guidelines delegate broad discretion to our Manager and our Board will not approve each investment and financing decision made by our Manager.

Our investment guidelines delegate to our Manager discretion and authority to execute acquisitions and dispositions of investments (including the reinvestment of capital basis and gains) in commercial real estate properties, real estate-related assets, including commercial real estate loans and mortgages, and debt and equity securities issued by other real estate-related companies, as well as private equity acquisitions and investments, and opportunistic acquisitions of other qualified opportunity funds and qualified opportunity zone businesses, provided such investments are consistent with our investment objectives and strategy and our investment guidelines. Our Manager’s investment committee will periodically review our portfolio of assets and investments, our investment objectives and strategy and our investment guidelines to determine whether they remain in the best interests of our members and may recommend changes to our Board as it deems appropriate. Our Board will not, and will not be required to, review all of our proposed investments. Our Manager may use complex strategies or enter into costly transactions that are difficult or impossible to unwind by the time they are reviewed by our Board, which could result in investment returns that are below expectations or that result in losses, and which would materially and adversely affect our business operations and results.

We may change our investment strategy and guidelines without member consent.

Our investment guidelines delegate to our Manager discretion and authority to execute acquisitions and dispositions of investments (including the reinvestment of capital basis and gains) in commercial real estate properties, real estate-related assets, including commercial real estate loans and mortgages, and debt and equity securities issued by other real estate-related companies, as well as private equity acquisitions and investments, and opportunistic acquisitions of other qualified opportunity funds and qualified opportunity zone businesses, provided such investments are consistent with our investment objectives and strategy and our investment guidelines. Our Manager’s investment committee will also periodically review our portfolio of commercial real estate assets, our investment objectives and strategy and our investment guidelines to determine whether they remain in the best interests of our members and may recommend changes to our Board as it deems appropriate. We may, at any time and without member approval, change our investment strategy and guidelines or cease to be a qualified opportunity fund and acquire assets that do not qualify as qualified opportunity zone investments, which could result in our voluntary or involuntary decertification as a qualified opportunity fund, further resulting in an inclusion event and the recognition of any tax deferred on account of your investment.

Our Operating Agreement contains provisions that substantially limit remedies available to holders of our units for actions that might otherwise result in liability for our officers, directors, or Manager.

While our Operating Agreement provides that our officers and directors have fiduciary duties equivalent to those applicable to officers and directors of a Delaware corporation under the Delaware General Corporation Law, our Operating Agreement also provides that our officers and directors are liable to us or holders of our units for an act or omission only if such act or omission constitutes a breach of the duties owed to us or the holders of our units, as applicable, by any such officer or director and such breach is the result of (i) willful malfeasance, gross negligence, the commission of a felony or a material violation of law, in each case that has or could reasonably be expected to have a material adverse effect on us or (ii) fraud. Furthermore, our Operating Agreement provides that our Sponsor will not have any liability to us or any holder of our units for any act or omission and is indemnified in connection therewith.

Under our Operating Agreement, we, our Board and our Manager are each entitled to take actions or make decisions in our “sole discretion” or “discretion” or that we each deem “necessary or appropriate” or “necessary or advisable.” In those circumstances, we, our Board and our Manager are entitled to consider only such interests and factors as we each desire, including our own interests, and we have no duty or obligation (fiduciary or otherwise) to give any consideration to any interest of or factors affecting any others of us or any holder of the Company’s units, and neither we, our Board nor our Manager will be subject to any different standards imposed by our Operating Agreement, the Delaware Limited Liability Company Act or under any other law, rule or regulation or in equity, except that we each must act in good faith at all times. These modifications of fiduciary duties are expressly permitted by Delaware law. These modifications restrict the remedies available to the holders of our units for actions that, without such modifications, may constitute breaches of duty (including fiduciary duty).

Certain claims that may be brought against the Company or our Sponsor, Manager, directors, officers, or other agents must be resolved by final and binding arbitration, which follows a different set of procedures and may be more restrictive than litigation.

Our Operating Agreement provides that all claims, controversies, or disputes brought by or on behalf of one or more of our members, record holders or beneficial owners of our units against the Company or our Sponsor, Manager or any of our directors, officers or other agents must be resolved by final and binding arbitration. As a result, we and our members, record holders and beneficial owners of our units will not be able to pursue litigation in federal or state court against the Company or our Sponsor, Manager or any of our directors, officers, or other agents, and instead will be required to pursue such claims through a final and binding arbitration proceeding.

Our Operating Agreement provides that such arbitration proceedings would generally be conducted in accordance with the rules and policies of the American Arbitration Association. These rules and policies may provide significantly more limited rights than litigation in a federal or state court. In addition, our Operating Agreement provides that all arbitration proceedings will be closed to the public and confidential, that discovery will be limited to matters directly relevant to issues in the proceeding, and that the parties waive the right to a jury. Our Operating Agreement also generally provides that each party to an arbitration proceeding is required to bear its own expenses, including attorneys’ fees, that the arbitrator may not render an award that includes shifting of costs or expenses or, in a derivative case, award any portion of the Company’s award to any other party or other party’s attorneys and that all arbitrations must take place on an individual basis. The mandatory arbitration provisions of our Operating Agreement may discourage our members, record holders or beneficial owners of our units from bringing, and attorneys from agreeing to represent such parties in, claims against the Company or our Sponsor, Manager or any of our directors, officers, or other agents. Any person or entity purchasing or otherwise acquiring or holding any interest in our units shall be deemed to have notice of and to have consented to our mandatory arbitration provisions.

The mandatory arbitration provisions of our Operating Agreement do not relieve us of our duties to comply with, and our members, record holders and beneficial owners of our units cannot waive our compliance with, the federal securities laws and the rules and regulations thereunder. We believe that the mandatory arbitration provisions in our Operating Agreement are enforceable under both federal and state law, including with respect to federal securities law claims, however, there is uncertainty as to their enforceability and it is possible that they may ultimately be determined to be unenforceable.

Our Operating Agreement designates the United States District Court for the Southern District of New York or, if that court does not have jurisdiction, the state courts of New York located in the borough of Manhattan, City of New York, as the sole and exclusive forum for certain claims precluded from resolution pursuant to the mandatory arbitration provision of our Operating Agreement.

Our Operating Agreement provides that all claims, controversies or disputes brought by or on behalf of one or more of our members, record holders or beneficial owners of our units against the Company or our Sponsor, Manager or any of our directors, officers or other agents that are precluded from resolution by mandatory arbitration, must be brought before the United States District Court for the Southern District of New York or, if that court does not have jurisdiction, the state courts of New York located in the borough of Manhattan, City of New York, as the sole and exclusive forum for such preclude claim.

The portion of our exclusive forum selection provision designating the state courts of New York located in the borough of Manhattan, City of New York, as the exclusive forum for certain claims precluded from arbitration would not apply to claims brought to enforce a duty or liability created by the Exchange Act, as such claims fall under the exclusive jurisdiction of the federal courts, however the portion of our forum selection provision designating the United States District Court for the Southern District of New York would apply to any such claims. Our exclusive forum selection provision would apply to claims brought to enforce a duty or liability created by the Securities Act. The exclusive forum selection provision in our Operating Agreement may discourage our members, record holders or beneficial owners of our units from bringing, and attorneys from agreeing to represent such parties in, claims against the Company or our Sponsor, Manager or any of our directors, officers, or other agents. Any person or entity purchasing or otherwise acquiring or holding any interest in our units shall be deemed to have notice of and to have consented to our exclusive forum selection provision.

The exclusive forum selection provision of our Operating Agreement does not relieve us of our duties to comply with, and our members, record holders and beneficial owners of our units cannot waive our compliance with, the federal securities laws and the rules and regulations thereunder. We believe that the exclusive forum selection provision in our Operating Agreement is enforceable under both federal and state law, including with respect to federal securities law claims, however, there is uncertainty as to its enforceability and it is possible that it may ultimately be determined to be unenforceable.

Holders of our Class A units will have limited voting rights and may be bound by a majority or supermajority vote or by a vote of the holder of our Class M unit, as applicable.

We are owned by the holders of our Class A units, Class B units and Class M unit. Each Class A unit and each Class B unit entitles the holder thereof to one vote per unit. The Class M unit entitles the holder thereof to that number of votes equal to the product obtained by multiplying (i) the sum of aggregate number of outstanding Class A units plus Class B units, by (ii) 10, on matters on which the holder of our Class M unit has a vote.

The holders of our Class A units and Class B units will have voting rights only with respect to certain matters, primarily relating to amendments to our Operating Agreement that would adversely change the rights of the Class A units or Class B units, as applicable, election of our directors (other than the Class M Director (as hereinafter defined)), removal of our directors for “cause” (other than the Class M Director), and our dissolution. Generally, matters to be voted on by the holders of our Class A units must be approved by a majority of the votes cast by all Class A units and Class B units, voting together as a single class, that are present in person or represented by proxy, although the vote to remove a director for “cause” requires a super-majority, four-fifths vote. If any vote occurs, you will be bound by the majority or supermajority vote, as applicable, even if you did not vote with the majority or supermajority.

Our Manager will hold our Class M unit for so long as it remains our manager. Accordingly, our Manager will be able to determine the outcome of all matters on which a holder of our Class M unit has a vote. Such matters include certain mergers and acquisitions, certain amendments to our Operating Agreement and the election of one Class III director (the “Class M Director”). The Class M unit does not represent an economic interest in the Company.

If we internalize our management functions, your interest in us could be diluted, and we could incur other significant costs associated with being self-managed.

We are externally managed by our Manager, who is an affiliate of our Sponsor. We may in the future decide to internalize our management function and, should we elect do so, we may acquire our Manager’s or its affiliates’, including our Sponsor’s, assets and personnel. We, our Operating Companies, and our Manager have entered into a Management Agreement. The terms of the Management Agreement restrict us from hiring or soliciting any employee of our Manager or its affiliates, including our Sponsor, for a period of two years from termination of the Management Agreement. In addition, upon any termination or non-renewal of the Management Agreement by us our Manager will be entitled to receive its prorated management fee through the expiration or termination date and will be paid a Termination Fee equal to six times the annual management fee earned by our Manager during the 12-month period ended as of the last day of the quarter immediately preceding the termination date; however, if less than 12 months have elapsed as of the termination date, the Termination Fee will be calculated by annualizing the management fee earned during the most recently completed quarter prior to the termination date. These provisions could make it costly or difficult for us to internalize management without incurring Termination Fees or acquiring assets and personnel from our Manager and its affiliates, including our Sponsor, for consideration that would be negotiated at the time of any such acquisition. Any Termination Fees we incur would be paid in cash and any consideration we pay for acquiring assets and personnel could take many forms, including issuance of units or cash payments, which could directly impact our NAV, by reducing the amount of our assets, or result in the dilution of your interest in us. If we internalize management, we will no longer pay management fees to our Manager, however, our direct expenses, such as the compensation and benefits costs and expenses associated with having officers and other employees and consultants, would increase. In addition, we may issue equity awards to officers, employees and consultants, which awards would decrease our net income and funds from operations and may further dilute your investment.

We will incur increased costs and expenses associated with maintaining our status as a publicly traded partnership and operating as an Exchange Act reporting company.

We have no history of, and will incur additional costs and expenses associated with, maintaining our status as a publicly traded partnership and operating as an Exchange Act reporting company. Costs and expenses that we will incur, include, without limitation, those associated with the preparation and filing of annual and quarterly reports, federal and state tax returns, Schedule K-1 preparation and distribution, investor relations, registrar and transfer agent fees, director compensation, accounting and audit fees and incremental insurance costs, including director and officer liability insurance. It is possible that actual costs and expenses associated with maintain our status as a publicly traded partnership and operating as an Exchange Act reporting company will be higher than we currently estimate and we may require additional capital or future earnings to cover these costs and expenses, which could materially and adversely affect our business, results of operations, financial condition, and cash flows.

We are not required to comply with certain reporting and disclosure requirements that are applicable to other public companies.

We are an “emerging growth company,” as defined in the Jump Start Our Business Startups Act of 2012 (“JOBS Act”). As an emerging growth company, we take advantage of certain exemptions from various reporting and disclosure requirements that are applicable to public companies that are not emerging growth companies. For so long as we remain an emerging growth company, we will not be required to:

●	have an auditor attestation report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”);

●	submit certain executive compensation matters to member advisory votes pursuant to the “say on frequency” and “say on pay” provisions (requiring a non-binding member vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding member vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; or

●	disclose certain executive compensation related items, such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

In addition, the JOBS Act provides that an emerging growth company may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. This means that an emerging growth company can delay adopting certain accounting standards until such standards are otherwise applicable to private companies. We intend to take advantage of the extended transition period. Since we will not be required to comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies, our financial statements may not be comparable to the financial statements of companies that comply with public company effective dates. If we were to subsequently elect to comply with these public company effective dates, such election would be irrevocable pursuant to Section 107 of the JOBS Act.

We will remain an emerging growth company for up to five years, or until the earliest of (i) the last date of the fiscal year during which we had total annual gross revenues of $1.07 billion or more, (ii) the date on which we have, during the previous three-year period, issued more than $1.07 billion in non-convertible debt, or (iii) the date on which we are deemed to be a “large accelerated filer” as defined under Rule 12b-2 under the Exchange Act.

Also, even once we are no longer an emerging growth company, we still may not be subject to auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act unless we meet the definition of a large accelerated filer or an accelerated filer under Section 12b-2 of the Exchange Act. In addition, so long as we are externally managed by our Manager and we do not directly compensate our executive officers, or reimburse our Manager or its affiliates for the compensation paid to persons who serve as our executive officers, we do not expect to include disclosures relating to executive compensation in our periodic reports or proxy statements and, as a result, do not expect to be required to seek member approval of executive compensation and golden parachute compensation arrangements pursuant to Sections 14A(a) and (b) of the Exchange Act.

Your investment returns may be reduced if we are required to register as an investment company under the Investment Company Act.

We intend to engage primarily in the business of investing in real estate and to conduct our operations such that neither we nor any of our subsidiaries are required to register as an “investment company” under the Investment Company Act.

Maintaining our exclusion from registration under the Investment Company Act will limit our ability to make certain investments. In addition, although we intend to continuously monitor our holdings, there can be no assurance that we, our Operating Companies or any of the subsidiaries of our Operating Companies will be able to maintain our exclusion from registration. A change in the value of any of our assets could negatively affect our ability to maintain our exclusion from registration and we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise want to retain. In addition, we may have to acquire additional assets that we might not otherwise have acquired or may have to forego opportunities to acquire assets that we would otherwise want to acquire and would be important to our investment strategy.

If we are required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use borrowings), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), and portfolio composition, including disclosure requirements and restrictions with respect to diversification and industry concentration, and other matters. Compliance with the Investment Company Act would, accordingly, limit our ability to make certain investments and require us to significantly restructure our business plan. If we were required to register as an investment company but failed to do so, we could be prohibited from engaging in our business, and criminal and civil actions could be brought against us.

We intend to enter into joint ventures, partnerships, co-tenancies and other co-ownership arrangements or participations with affiliates of our Sponsor and Manager, including Belpointe SP, LLC.

All of our assets are and will continue to be held by, and all of our operations are and will continue to be conducted through our Operating Companies, either directly or indirectly through subsidiaries. To further diversify our investment portfolio, we also intend to enter into joint ventures, partnerships, co-tenancies and other co-ownership arrangements or participations with affiliates of our Sponsor and Manager, such as Belpointe SP, LLC (“Belpointe SP”), or its affiliates (together with Belpointe SP, the “Belpointe SP Group”), as well as independent developers and owners.

We anticipate acquiring an interest in properties where a member of the Belpointe SP Group will act as general partner or co-general partner, manager or co-manager, developer or co-developer, or any of the foregoing, substantially all of which will be structured in one of the following formats:

●	A member of the Belpointe SP Group will act as the general partner, manager or managing member of a joint venture in which our Operating Companies, directly or indirectly through subsidiaries, will participate as limited partners or non-managing members, and a member of the Belpointe SP Group will act as the developer of the projects owned by the joint venture.

●	A member of the Belpointe SP Group will act as the general partner, manager or managing member of joint ventures in which subsidiaries of our Operating Companies will participate as limited partners or non-managing members. A member of the Belpointe SP Group will partner with local developers to create satellite offices, which will act as the developer for multiple joint venture projects with our Operating Companies, directly or indirectly through subsidiaries, within specific regions of the United States and its territories.

●	Our Manager or a member of Belpointe SP Group will set up exclusive programmatic joint ventures with experienced regional developers to co-invest and co-develop in one or more projects within specific regions of the United States and its territories. A member of the Belpointe SP Group will act as the general partner, manager or managing member of the programmatic joint ventures with subsidiaries of our Operating Companies participating limited partners or non-managing members.

●	Our Manager or a member of the Belpointe SP Group will enter into joint ventures with experienced local developers to co-invest and co-develop projects on a deal-by-deal basis. A member of the Belpointe SP Group will act as the general partner, manager or managing member of the joint ventures with subsidiaries of our Operating Companies participating as limited partners or non-managing members. A member of the Belpointe SP Group will act as the co-developer of projects with the joint venture partners and developers.

●	Our Manager or a member of the Belpointe SP Group will enter into joint ventures with independent third-party experienced local developers to co-invest and co-develop on our behalf. Typically, the joint venture partners and developers will act as the general partner or managing member for the joint ventures with subsidiaries of our Operating Companies participating as limited partners or non-managing members.

We do not anticipate members of the Belpointe SP Group making any capital commitments to, or cash investments in, any of our joint venture investments. In addition, any membership interests that members of the Belpointe SP Group hold in our joint venture investments in their capacity as a general partner, manager or managing member will be exempt from paying any promotes.

Under these joint venture arrangements, members of the Belpointe SP Group, their development affiliates and co-development partners will be entitled to receive project level fees, reimbursement by the joint ventures for fees and expenses, their promoted interest on a deal-by-deal basis and other fees. If a joint venture includes third party limited partners or non-managing members, in addition to a directly or indirectly owned subsidiary of one of our Operating Companies, the general partner, manager or managing member of that joint venture, including members of the Belpointe SP Group, will receive a promoted interest on capital invested by all limited partners or non-managing members, however the promoted interest on third-party limited partners’ or non-managing members’ capital may be different from the promoted interest on our capital.

We may make a substantial amount of joint venture investments, including with affiliates of our Manager and Sponsor, such as members of the Belpointe SP Group. Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of our joint venture partners and disputes between us and our joint venture partners.

We may co-invest in joint ventures with affiliates of our Manager and Sponsor, including members of the Belpointe SP Group, or third parties in partnerships or other entities that own real estate properties. We may acquire non-controlling interests in joint ventures. Even if we have some control in a joint venture, we would not be in a position to exercise sole decision-making authority regarding the joint venture. Investments in joint ventures may, under certain circumstances, involve risks not present were another party not involved, including the possibility that joint venture partners might become bankrupt or fail to fund their required capital contributions. Joint venture partners may have economic or other business interests or goals that are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the joint venture partner would have full control over the joint venture. Disputes between us and joint venture partners may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business. Consequently, actions by or disputes with joint venture partners might result in subjecting properties owned by the joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our joint venture partners.

If we have a right of first refusal to buy out a joint venture partner, we may be unable to finance such a buy-out if it becomes exercisable or we are required to purchase such interest at a time when it would not otherwise be in our best interest to do so. If our interest is subject to a buy/sell right, we may not have sufficient cash, available borrowing capacity or other capital resources to allow us to elect to purchase an interest of a joint venture partner subject to the buy/sell right, in which case we may be forced to sell our interest as the result of the exercise of such right when we would otherwise prefer to keep our interest. In some joint ventures we may be obligated to buy all or a portion of our joint venture partner’s interest in connection with a crystallization event, and we may be unable to finance such a buy-out when such crystallization event occurs, which may result in interest or other penalties accruing on the purchase price. If we buy our joint venture partner’s interest, we will have increased exposure in the underlying investment. The price we use to buy our joint venture partner’s interest or sell our interest is typically determined by negotiations between us and our joint venture partner and there is no assurance that such price will be representative of the value of the underlying property or equal to our then-current valuation of our interest in the joint venture that is used to calculate our NAV. Finally, we may not be able to sell our interest in a joint venture if we desire to exit the venture for any reason or if our interest is likewise subject to a right of first refusal of our joint venture partner, our ability to sell such interest may be adversely impacted by such right. Joint ownership arrangements with affiliates of our Manager and Sponsor, including members of the Belpointe SP Group, may also entail further conflicts of interest. Some additional risks and conflicts related to our joint venture investments (including joint venture investments with our Manager, Sponsor and members of the Belpointe SP Group) include:

●	the joint venture partner may have economic or other interests that are inconsistent with our interests, including interests relating to the financing, management, operation, leasing or sale of the assets purchased by such joint venture;

●	tax, Investment Company Act and other regulatory requirements applicable to the joint venture partner may cause it to want to take actions contrary to our interests;

●	the joint venture partner may have joint control of the joint venture even in cases where its economic stake in the joint venture is significantly less than ours;

●	under the joint venture arrangement, neither we nor the joint venture partner will be in a position to unilaterally control the joint venture, and deadlocks may occur. Such deadlocks could adversely impact the operations and profitability of the joint venture, including as a result of the inability of the joint venture to act quickly in connection with a potential acquisition or disposition. In addition, depending on the governance structure of such joint venture partner, decisions of such vehicle may be subject to approval by individuals who are independent of us;

●	under the joint venture arrangement, we and the joint venture partner may have a buy/sell right and, as a result of an impasse that triggers the exercise of such right, we may be forced to sell our investment in the joint venture, or buy the joint venture partner’s share of the joint venture at a time when it would not otherwise be in our best interest to do so; and

●	our participation in investments in which a joint venture partner participates will be less than what our participation would have been had such other vehicle not participated, and because there may be no limit on the amount of capital that such joint venture partner can raise, the degree of our participation in such investments may decrease over time.

Furthermore, we may have conflicting fiduciary obligations if we acquire properties with our affiliates or other related entities; as a result, in any such transaction we may not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.

Operational risks may disrupt our business, result in losses or limit our growth.

We rely heavily on our Sponsor’s financial, accounting, communications and other data processing systems. Such systems may fail to operate properly or become disabled as a result of tampering or a breach of the network security systems or otherwise. In addition, such systems are from time to time subject to cyberattacks. Breaches of our Sponsor’s network security systems could involve attacks that are intended to obtain unauthorized access to our proprietary information or personal identifying information of holders of our Class A units, destroy data or disable, degrade or sabotage our systems, often through the introduction of computer viruses, cyberattacks and other means and could originate from a wide variety of sources, including unknown third parties outside of our Sponsor. Although our Sponsor takes various measures to ensure the integrity of such systems, there can be no assurance that these measures will provide protection. If such systems are compromised, do not operate properly or are disabled, we could suffer financial loss, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.

In addition, we rely on third-party service providers for certain aspects of our business, including for certain information systems, technology and administration. Any interruption or deterioration in the performance of these third parties or failures of their information systems and technology could impair the quality of our operations and could affect our reputation and hence adversely affect our business.

If our techniques for managing risk are ineffective, we may be exposed to unanticipated losses.

In order to manage the significant risks inherent in our business, we must maintain effective policies, procedures and systems that enable us to identify, monitor and control our exposure to market, operational, legal and reputational risks. Our risk management methods may prove to be ineffective due to their design or implementation or as a result of the lack of adequate, accurate or timely information. If our risk management efforts are ineffective, we could suffer losses or face litigation and sanctions or fines from regulators.

Our techniques for managing risks may not fully mitigate the risk exposure in all economic or market environments, or against all types of risk, including risks that we might fail to identify or anticipate. Any failures in our risk management techniques and strategies to accurately quantify such risk exposure could limit our ability to manage risks or to seek positive, risk-adjusted returns. In addition, any risk management failures could cause fund losses to be significantly greater than historical measures predict.

Risks Related our Assets and Investments

Our success is dependent on general market and economic conditions.

Our activities and investments may be adversely affected by changes in market, economic, political or regulatory conditions, such as interest rates, availability of credit, credit defaults, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation of us or of our investments), and national and international political, environmental and socioeconomic circumstances (including disease outbreaks, wars, cyberattacks, terrorist acts or security operations), as well as by numerous other factors outside the control of our Manager. These factors may impair our profitability or result in losses. In addition, general fluctuations in real estate market prices and interest rates may affect our investment opportunities and the value of our investments. These factors are outside of our control.

COVID-19 has and continues to pose significant threats and in certain cases serious disruptions to the U.S. and global economy, especially in light of variants that appear to spread more easily than the original virus, and has, among other things, created ongoing disruptions in global supply chains, impacted job markets and adversely affected a number of industries. With vaccines now more widely available, as of the year ended December 31, 2021, the global economy has started to reopen and restrictions previously imposed by governmental and other authorities to contain the spread of the virus, such as business closures and limitations on travel, as well as responses by businesses and individuals to reduce the risk of exposure to infection, including through reduced travel, cancellation of in-person events, and implementation of work-at-home policies, have begun to ease. Nevertheless, the recovery could remain uneven and is subject to setbacks, particularly given the uncertainty surrounding the distribution and acceptance of vaccines and their effectiveness against new variants. As a result, we remain unable to predict when normal economic activity and business operations will fully resume and COVID-19 continues to present material uncertainty and risk with respect to our future performance and future financial results, including the potential to negatively impact our costs of operations, the value of any investments we make and laws, regulations and governmental and regulatory policies applicable to us.

Our financial condition may also be adversely affected by economic downturn, related to COVID-19 or otherwise. A recession, slowdown or sustained downturn in the U.S. or global economy (or any particular segment thereof), rising inflation or weakening of credit markets could adversely affect the value of our assets and our profitability, impede our ability to perform under or refinance our existing obligations, and impair our ability to effectively deploy our capital or effectively exit or realize upon investments on favorable terms. Moreover, we may be subject to legal, regulatory, reputational and other unforeseen risks that could have a material adverse effect on our business and operations. Any of the foregoing events could result in substantial or total losses to us in respect of certain investments, which losses may be exacerbated by our use of leverage.

The market in which we participate is competitive and, if we do not compete effectively, our operating results could be harmed.

We face competition from various entities for investment opportunities, including other qualified opportunity funds, REITs, Delaware statutory trusts, pension funds, insurance companies, private equity and other alternative investment funds and companies, partnerships and developers. In addition to third-party competitors, other programs sponsored by our Sponsor and its affiliates, especially those with investment strategies that are similar to our own, may compete with us for investment opportunities.

Most of our current or potential competitors have significantly more financial, technical, marketing and other resources than we do. Larger competitors may also enjoy significant advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase over time. Any such increase would result in greater demand for investment opportunities and could result in our acquiring assets and investments at higher prices or using less-than-ideal capital structures. If we pay higher prices for our assets and investments, our returns could be lower and the value of our assets and investments may not appreciate or may decrease significantly below the prices paid, and you may experience a lower than anticipated return on your investment.

Our performance is subject to risks associated with the real estate industry.

The real estate industry is cyclical in nature, and a deterioration of real estate fundamentals generally, and in the areas where our properties are located in particular, will have an adverse effect on the performance of our investments. The value of real estate assets and real estate-related investments can fluctuate for various reasons. The following factors, among others, may adversely affect the real estate industry, including our properties, and could therefore adversely impact our financial condition and results of operations:

●	interest rate fluctuations and lack of availability of financing;

●	changes in national, regional or local economic, demographic or capital market conditions;

●	persistent inflation;

●	a lack of appropriate real estate investment opportunities, including appropriate qualified opportunity zone investment opportunities;

●	disease outbreaks;

●	acts of war, cyberattacks or terrorism;

●	bank liquidity;

●	increases in borrowing rates;

●	changes in environmental and zoning laws;

●	fluctuations in energy costs;

●	overbuilding and increased competition for properties targeted by our investment strategy;

●	future adverse national real estate trends, including increasing vacancy rates, declining rental rates and general deterioration of market conditions;

●	changes in supply and demand fundamentals;

●	limitations, reductions or eliminations of tax benefits;

●	casualty or condemnation losses;

●	bankruptcy, financial difficulty or lease default of a major tenant;

●	regulatory limitations on rent;

●	increased mortgage defaults and the availability of mortgage funds which may render the sale or refinancing of properties difficult or impracticable;

●	changes in laws, regulations and fiscal policies, including increases in property taxes and limitations on rental rates;

●	natural disasters, severe weather patterns and similar events.

●	declines in consumer confidence and spending; and

●	public perception that any of the above events may occur.

All of these factors are beyond our control. Moreover, certain significant expenditures associated with real estate (such as real estate taxes, maintenance costs and, where applicable, mortgage payments) have no relationship with, and thus do not diminish in proportion to, a reduction in income from the property. Any negative changes in these factors could impair our ability to meet our obligations and make distributions to holders of our Class A units and could adversely impact our ability to effectively achieve our investment objectives and reduce the overall returns on our investments.

Real estate investments are subject to general industry downturns as well as downturns in specific geographic regions. We cannot predict occupancy levels for a particular property or whether any tenant or mortgage or other real estate related loan borrower will remain solvent. We also cannot predict the future value of our investments. Accordingly, we cannot guarantee that you will receive cash distributions.

Real estate investments are subject to general downturns in the industry as well as downturns in specific geographic regions. For example, as of the date of this Form 10-K, a majority of our investments are located in Florida. Historically Florida has been at greater risk of acts of nature such as hurricanes and tropical storms and has been subject to more pronounced real estate downturns than other regions. Accordingly, our business, financial condition and results of operations may be particularly susceptible to downturns or changes in the local Florida economies where we operate. Moreover, we cannot predict occupancy levels for a particular property or whether any tenant or mortgage or other real estate related loan borrower will remain solvent. We also cannot predict the future value of our investments. Accordingly, we cannot guarantee that you will receive cash distributions.

There are significant risks associated with the development or redevelopment of our real estate investments that may prevent their completion on budget and on schedule and which may adversely affect our financial condition and results of operations.

We may engage in extensive development or redevelopment activities with respect to our real estate investments, including, without limitation, grading and installing roads, sidewalks, gutters, utility improvements (such as storm drains, water, gas, sewer, power and communications), landscaping and shared amenities (such as community buildings, neighborhood parks, trails and open spaces). Such development and redevelopment activities entail risks that could adversely impact our financial condition and results of operations, including:

●	construction costs, which may exceed our original estimates due to increases in materials, labor or other costs, which could make the project less profitable;

●	permitting or construction delays, which may result in increased debt service expense and increased project costs, as well as deferred revenue;

●	supply chain issues or other unavailability of raw materials when needed, which may result in project delays, stoppages or interruptions, which could make the project less profitable;

●	federal, state and local grants to complete certain highways, interchange, bridge projects or other public improvements may not be available, which could increase costs and make the project less profitable;

●	availability and timely receipt of zoning and other regulatory approvals to develop or redevelop our properties for a particular use or with respect to a particular improvement;

●	claims for warranty, product liability and construction defects after a property has been built;

●	claims for injuries that occur in the course of construction activities;

●	poor performance or nonperformance by, or disputes with, any of our contractors, subcontractors or other third parties on whom we will rely;

●	health and safety incidents and site accidents;

●	unforeseen engineering, environmental or geological problems, which may result in delays or increased costs;

●	labor stoppages, slowdowns or interruptions;

●	compliance with environmental planning and protection regulations and related legal proceedings;

●	liabilities, expenses or project delays, stoppages or interruptions as a result of challenges by third parties in legal proceedings;

●	delay or inability to acquire property, rights of way or easements that may result in delays or increased costs;

●	acts of war, cyberattacks or terrorism; and

●	weather-related and geological interference, including landslides, earthquakes, floods, drought, wildfires and other events, which may result in delays or increased costs.

We cannot assure you that projects will be completed on schedule or that construction costs will not exceed budgeted amounts. Failure to complete development or redevelopment activities on budget or on schedule may adversely affect our financial condition and results of operations.

Our Manager’s due diligence may not reveal all factors or risks affecting an investment.

There can be no assurance that our Manager’s due diligence processes will uncover all relevant facts that would be material to an investment decision. Before making an investment, our Manager will assess the strength of the underlying asset and any other factors that it believes are material to the performance of the investment. In making the assessment and otherwise conducting customary due diligence, our Manager will rely on the resources available to it and, in some cases, investigations by third parties.

Actual rents we receive may be less than estimated, operating expenses may be higher than anticipated and we may experience a decline in rental rates from time to time, any of which could adversely affect our financial condition, results of operations and cash flow.

As a result of potential factors, including competitive pricing pressure in our markets, a general economic downturn and the desirability of our properties compared to other properties in our markets, we may be unable to realize our estimated market rents across the properties in our portfolio or operating expenses at properties in our portfolio may be higher than anticipated. In addition, depending on market rental rates at any given time as compared to expiring leases on properties in our portfolio, from time-to-time rental rates for expiring leases may be higher than starting rental rates for new leases. If we are unable to obtain sufficient rental rates across our portfolio, or operating expenses are higher than anticipated, our ability to generate cash flow growth will be negatively impacted.

Properties that have significant vacancies could be difficult to sell, which could diminish the return on these properties.

A property may incur vacancies either by the expiration of tenant leases or the continued default of tenants under their leases. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash available for distributions. In addition, the resale value of the property could be diminished because the market value of our properties will depend principally upon the value of the cash flow generated by the leases associated with that property. Such a reduction in the resale value of a property could also reduce the value of your investment.

Further, a decline in general economic conditions in the markets in which our investments are located or in the U.S. generally could lead to an increase in tenant defaults, lower rental rates, and less demand for commercial real estate space in those markets. As a result of these trends, we may be more inclined to provide leasing incentives to our tenants in order to compete in a more competitive leasing environment. Such trends may result in reduced revenue and lower resale value of properties.

We may enter into long-term leases with tenants in certain properties, which may not result in fair market rental rates over time.

We may enter into long-term leases with tenants of certain of our properties or include renewal options that specify a maximum rate increase. These leases often provide for rent to increase over time; however, if we do not accurately judge the potential for increases in market rental rates, we may set the terms of these long-term leases at levels such that, even after contractual rent increases, the rent under our long-term leases is less than then-current market rates. Further, we may have no ability to terminate those leases or to adjust the rent to then-prevailing market rates. As a result, our cash available for distributions could be lower than if we did not enter into long-term leases.

Certain properties that we acquire may not have efficient alternative uses and we may have difficulty leasing them to new tenants or have to make significant capital expenditures to get them to do so.

Certain properties that we acquire may be difficult to lease to new tenants, should the current tenant terminate or choose not to renew its lease. These properties will generally have received significant tenant-specific improvements and only very specific tenants may be able to use such improvements, making the properties very difficult to re-lease in their current condition. Additionally, an interested tenant may demand that, as a condition of executing a lease for the property, we finance and construct significant improvements so that the tenant could use the property. This expense may decrease cash available for distribution, as we likely would have to (i) pay for the improvements up-front or (ii) finance the improvements at potentially unattractive terms.

We will depend on tenants for our revenue, and lease defaults or terminations could reduce our net income and limit our ability to pay distributions.

The success of our investments materially depends on the financial stability of our tenants. A default or termination by a tenant on its lease payments to us would cause us to lose the revenue associated with such lease and require us to find an alternative source of revenue to meet mortgage payments and prevent a foreclosure if the property is subject to a mortgage. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property. If a tenant defaults on or terminates a lease, we may be unable to lease the property for the rent previously received or sell the property without incurring a loss. These events could cause us to reduce the amount of distributions we pay.

If any of our significant tenants were adversely affected by a material business downturn or were to become bankrupt or insolvent, our results of operations could be adversely affected.

General and regional economic conditions may adversely affect our major tenants and potential tenants in our markets. Our major tenants may experience a material business downturn, which could potentially result in a failure to make timely rental payments or a default under their leases. In many cases, through tenant improvement allowances and other concessions, we will have made substantial up-front investments in the applicable leases that we may not be able to recover. In the event of a tenant default, we may experience delays in enforcing our rights and may also incur substantial costs to protect our investments.

The bankruptcy or insolvency of a major tenant or lease guarantor may adversely affect the income produced by our properties and may delay our efforts to collect past due balances under the relevant leases and could ultimately preclude collection of these sums altogether. If a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages that is limited in amount and which may only be paid to the extent that funds are available and in the same percentage as is paid to all other holders of unsecured claims.

If any of our significant tenants were to become bankrupt or insolvent, suffer a downturn in their business, default under their leases, fail to renew their leases or renew on terms less favorable to us than their current terms, our results of operations and cash flow could be adversely affected.

We expect to acquire primarily qualified opportunity zone investments, with a focus on markets with favorable risk-return characteristics. If our investments in these geographic areas experience adverse economic conditions, our investments may lose value and we may experience losses.

Our initial investments consist of and are expected to continue to consist of properties located in qualified opportunity zones for the development or redevelopment of multifamily, student housing, senior living, healthcare, industrial, self-storage, hospitality, office, mixed-use, data centers and solar projects located throughout the United States and its territories. These qualified opportunity zone investments will carry the risks associated with certain markets where we acquire properties. Consequently, we may experience losses as a result of being overly concentrated in certain geographic areas. A worsening of economic conditions in U.S. markets and, in particular, the markets where we end up acquiring properties, could have an adverse effect on our business and could impair the value of our collateral.

Actions of any joint venture partners that we may have in the future could reduce the returns on joint venture investments and decrease your overall investment return.

We intend to enter into joint ventures to acquire properties and other assets and investments. We may also purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements. Such investments may involve risks not otherwise present with other methods of investment, including, for example, the following risks:

●	that our co-venturer, co-tenant or partner in an investment could become insolvent or bankrupt;

●	that such co-venturer, co-tenant or partner may at any time have economic or business interests or goals that are or that become inconsistent with our business interests or goals;

●	that such co-venturer, co-tenant or partner may be delegated certain “day-to-day” property operating procedures;

●	that such co-venturer, co-tenant or partner may be in a position to act contrary to our instructions or requests or contrary to our policies or objectives; or

●	that disputes between us and our co-venturer, co-tenant or partner may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our operations.

Any of the above might subject an investment to liabilities in excess of those contemplated and thus reduce our returns on that investment and the value of your investment.

We intend to seek opportunistic acquisitions of other qualified opportunity funds and qualified opportunity zone businesses.

We intend to seek opportunistic acquisitions of other qualified opportunity funds and qualified opportunity zone businesses using our equity as transaction consideration. These acquisitions will involve significant challenges and risks, including, without limitation, regulatory complexities associated with integrating other qualified opportunity funds and qualified opportunity zone businesses into our organizational structure in a manner that is consistent with our intended qualification as a publicly traded partnership and qualified opportunity fund, new regulatory requirements and compliance risks that we may become subject to as a result of acquisitions, unforeseen or hidden liabilities or costs that may adversely affect our NAV following such acquisitions, and the risk that any of our proposed acquisitions do not close. Any of these challenges could disrupt our ongoing operations, increase our expenses and adversely affect our results of operations and financial condition.

Costs imposed pursuant to governmental laws and regulations may reduce our net income and the cash available for distributions.

Real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to protection of the environment and human health. We could be subject to liability in the form of fines, penalties or damages for noncompliance with these laws and regulations. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, the remediation of contamination associated with the release or disposal of solid and hazardous materials, the presence of toxic building materials and other health and safety-related concerns.

Some of these laws and regulations may impose joint and several liability on the tenants, owners or operators of real property for the costs to investigate or remediate contaminated properties, regardless of fault, whether the contamination occurred prior to purchase, or whether the acts causing the contamination were legal. Activities of our tenants, the condition of properties at the time we buy them, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties.

The presence of hazardous substances, or the failure to properly manage, insure, bond over, or remediate these substances, may hinder our ability to sell, rent or pledge such property as collateral for future borrowings. Any material expenditures, fines, penalties or damages we must pay will reduce our ability to make distributions and may reduce the value of your investment.

The costs of defending against claims of environmental liability, of complying with environmental regulatory requirements, of remediating any contaminated property or of paying personal injury or other damage claims could reduce the amounts available for distributions.

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous real property owner or operator may be liable for the cost of removing or remediating hazardous or toxic substances on, under or in such property. These costs could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose liens on property or restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for the release of and exposure to hazardous substances, including asbestos-containing materials and lead-based paint. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances and governments may seek recovery for natural resource damage. The costs of defending against claims of environmental liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury, property damage or natural resource damage claims could reduce the amounts available for distribution to you.

We expect that all of our properties will be subject to Phase I environmental assessments at the time they are acquired; however, such assessments may not provide complete environmental histories due, for example, to limited available information about prior operations at the properties or other gaps in information at the time we acquire the property. A Phase I environmental assessment is an initial environmental investigation to identify potential environmental liabilities associated with the current and past uses of a given property. If any of our properties were found to contain hazardous or toxic substances after our acquisition, the value of our investment could decrease below the amount paid for such investment.

Costs associated with complying with the Americans with Disabilities Act may decrease cash available for distributions.

Our properties may be subject to the Americans with Disabilities Act of 1990, as amended (the “ADA”). Under the ADA, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The ADA’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. Any funds used for ADA compliance will reduce our net income and the amount of cash available for distributions to you.

Uninsured losses relating to real property or excessively expensive premiums for insurance coverage could reduce our cash flows and the amounts available for distributions.

There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases insist that commercial property owners purchase coverage against terrorism as a condition for providing mortgage loans. Such insurance policies may not be available at reasonable costs, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate coverage for such losses. If any of our properties incurs a casualty loss that is not fully insured, the value of our assets will be reduced by any such uninsured or under insured loss, which may reduce the value of your investment. In addition, other than any working capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured or under insured property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions to you.

Many of our investments are illiquid and we may not be able to vary our portfolio in response to changes in economic and other conditions.

Many factors that are beyond our control affect the market for commercial real estate, real estate-related assets and private equity investments and could affect our ability to sell assets and investments for the price, on the terms or within the time frame that we desire. These factors include general economic conditions, the availability of financing, interest rates and other factors, including supply and demand. Because commercial real estate, real estate-related assets and private equity investments are relatively illiquid, we have a limited ability to vary our portfolio in response to changes in economic or other conditions. Further, before we can sell an investment on the terms we want, it may be necessary to expend funds to improve our investments. However, we can give no assurance that we will have the funds available make such improvements. As a result, we expect many of our investments will be illiquid, and if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments and our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.

Declines in the market values of our investments may adversely affect results of operations and credit availability, which may reduce earnings and, in turn, cash available for distributions.

A decline in the market value of our assets may adversely affect us particularly in instances where we have borrowed money based on the market value of those assets. If the market value of those assets decline, the lender may require us to post additional collateral to support the loan. If we were unable to post the additional collateral, we may have to sell assets at a time when we might not otherwise choose to do so. A reduction in credit available may reduce our earnings and, in turn, cash available for distributions.

Further, credit facility providers may require us to maintain a certain amount of cash reserves or to set aside unlevered assets sufficient to maintain a specified liquidity position, which would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on equity. In the event that we are unable to meet these contractual obligations, our financial condition could deteriorate rapidly.

Market values of our investments may decline for a number of reasons, such as changes in prevailing market capitalization rates, increases in market vacancy, or decreases in market rents.

If we sell a property by providing financing to the purchaser, we will bear the risk of default by the purchaser, which could delay or reduce the cash available for distributions.

If we decide to sell any of our properties, we intend to use our best efforts to sell them for cash; however, in some instances, we may sell our properties by providing financing to purchasers. When we provide financing to a purchaser, we will bear the risk that the purchaser may default, which could reduce our cash available for distributions. Even in the absence of a purchaser default, the distribution of the proceeds of the sale to holders of our Class A units, or the reinvestment of the proceeds in other assets, will be delayed until the promissory note or other property we may accept upon a sale are actually paid, sold, refinanced or otherwise disposed.

Risks Related to Conflicts of Interest

There are conflicts of interest between us, our Manager, and its affiliates.

Our executive officers, Brandon Lacoff and Martin Lacoff, are executive officers of our Manager and its affiliates, including our Sponsor. Prevailing market rates are determined by our Manager based on industry standards and expectations of what our Manager would be able to negotiate with a third party on an arm’s length basis. All of the agreements and arrangements between us and our Manager or its affiliates, including those relating to compensation, are not the result of arm’s length negotiations with an unaffiliated third party. Some of the conflicts inherent in our transactions with our Manager and its affiliates, and the limitations on our Manager and its affiliates adopted to address these conflicts, are described below. We, our Manager, and its affiliates will try to balance our interests with their own. However, to the extent that our Manager and its affiliates take actions that are more favorable to other entities than us, these actions could have a negative impact on our financial performance and, consequently, on distributions to the holders of our Class A units and the NAV of our Class A units.

The interests of our Manager, and its affiliates may conflict with your interests.

The Management Agreement provides our Manager with broad powers and authority which may result in one or more conflicts of interest between your interests and those of our Manager and its affiliates. This risk is increased by our Sponsor and our Manager being controlled by Brandon Lacoff and Martin Lacoff, who currently participate, and are expected to sponsor and participate, directly or indirectly, in other offerings by our Sponsor and its affiliates. Potential conflicts of interest include, but are not limited to, the following:

●	our Sponsor, Manager, and their affiliates may continue to offer other real estate, real estate-related and private equity investment opportunities, including additional offerings similar to this offering, and may make investments in assets for their own respective accounts, whether or not competitive with our business;

●	our Sponsor, Manager, and their affiliates will not be required to disgorge any profits, fees or other compensation they may receive from any other business they own or operate separately from us, and you will not be entitled to receive or share in any of the profits, returns, fees or other compensation from any other business owned or operated by our Sponsor, Manager or their affiliates;

●	we may engage our Sponsor, Manager or their affiliates to perform services at prevailing market rates. Prevailing market rates are determined by our Manager based on industry standards and expectations of what our Sponsor and our Manager would be able to negotiate with a third party on an arm’s length basis; and

●	our Sponsor, Manager and their affiliates are not required to devote all of their time and efforts to our business and affairs.

Holders of our Class A units will have no right to enforce the obligations of our Sponsor, Manager, or any of their or our affiliates under the terms of any agreements with the Company.

Any agreements between the Company, on one hand, and our Sponsor, Manager, or any of their or our affiliates, on the other, will not grant to the holders of our Class A units, separate and apart from the Company, the right to enforce the terms of such agreements or any obligations of our Sponsor, Manager or their or our affiliates in favor of the Company.

The management fee our Manager receives will be based on our NAV and our Manager is ultimately responsible for calculating our NAV.

We pay our Manager a quarterly management fee at an annualized rate of 0.75%. The management fee is based on our NAV, as calculated by our Manager at the end of each quarter. Through no later than the first quarter following the December 31, 2022 year end, the NAV of our Class A units will be equal to $100.00 per Class A unit. Thereafter, no later than the first quarter following the December 31, 2022 year end, our NAV will be announced within approximately 60 days of the last day of each quarter. Our NAV will be calculated using a process designed to produce a fair and accurate estimate of the price that would be received for our assets and investments in an arm’s-length transaction between a willing buyer and a willing seller in possession of all material information about our assets and investments. As with any asset valuation protocol, the conclusions reached by our Manager or any third-party firm that we engage to prepare or assist with preparing the NAV of our Class A units will involve significant judgments, assumptions, and opinions in the application of both observable and unobservable attributes that may or may not prove to be correct. It is important to note that the determination of our NAV will not be based on, nor is it intended to comply with, fair value standards under U.S. GAAP, and our NAV may not be indicative of the price that we would receive for our assets at current market conditions. There can be no assurance that the judgments, assumptions, and opinions used by our Manager to calculate our NAV, or the resulting NAV, will be the same as those judgments, assumptions and opinions that would be used, or the NAV that would be calculated, by an independent third-party firm. In addition, our Manager may benefit by us retaining ownership of our assets and investments in order to avoid a reduction in our NAV at times when the holders of our Class A units may be better served by the sale or disposition of our assets or investments. If our NAV is calculated in a way that is not reflective of our actual NAV, then the purchase price of shares of our Class A units may not accurately reflect the value of our assets and investments.

Risks Related to Sources of Financing and Hedging

We may incur significant debt, which may subject us to increased risk of loss and may reduce cash available for distributions.

Subject to market conditions and availability, we may incur significant debt through bank credit facilities (including term loans and revolving facilities), repurchase agreements, warehouse facilities and structured financing arrangements, public and private debt issuances, and derivative instruments, in addition to transaction or asset specific funding arrangements. The percentage of leverage we employ will vary depending on our available capital, our ability to obtain and access financing arrangements with lenders, debt restrictions contained in those financing arrangements and the lenders’ and rating agencies’ estimate of the stability of our investment portfolio’s cash flow. Our targeted aggregate property-level leverage, excluding any debt at the REIT level or on assets under development or renovation, after we have acquired a substantial portfolio of stabilized properties, is between 50-70% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our assets. Our targeted aggregate property-level leverage, excluding any debt at the Company level or on assets under development or redevelopment, after we have acquired a substantial portfolio of stabilized commercial real estate, is between 50-70% of the greater of the cost (before deducting depreciation or other non-cash reserves) or fair market value of our assets. During the period when we are acquiring, developing, and redeveloping our investments, we may employ greater leverage on individual assets. Our Manager may from time to time modify our leverage policy in its discretion. Incurring substantial debt could subject us to many risks that, if realized, would materially and adversely affect us, including the risk that:

●	our cash flow from operations may be insufficient to make required payments of principal of and interest on the debt or we may fail to comply with all of the other covenants contained in the debt, which is likely to result in (i) acceleration of such debt (and any other debt containing a cross-default or cross-acceleration provision) that we may be unable to repay from internal funds or to refinance on favorable terms, or at all, (ii) our inability to borrow unused amounts under our financing arrangements, even if we are current in payments on borrowings under those arrangements or pay distributions of excess cash flow held in reserve by such financing sources, or (iii) the loss of some or all of our assets to foreclosure or sale;

●	our debt may increase our vulnerability to adverse economic and industry conditions with no assurance that investment yields will increase with higher financing costs;

●	we may be required to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, future business opportunities, distributions to holders of our Class A units or other purposes; and

●	we are not able to refinance debt that matures prior to the investment it was used to finance on favorable terms, or at all.

There can be no assurance that a leveraging strategy will be successful.

Any lending facilities will likely impose restrictive covenants.

Any lending facilities which we enter into would be expected to contain customary negative covenants and other financial and operating covenants that, among other things, may affect our ability to incur additional debt, make certain investments or acquisitions, reduce liquidity below certain levels, pay distributions, redeem debt or equity securities and impact our flexibility to determine our operating policies and investment strategies. For example, such loan documents may contain negative covenants that limit, among other things, our ability to distribute more than a certain amount of our net income or funds from operations to holders of our Class A units, employ leverage beyond certain amounts, sell assets, engage in mergers or consolidations, grant liens, and enter into transactions with affiliates (including amending the Management Agreement with our Manager in a material respect). If we fail to meet or satisfy any such covenants, we would likely be in default under these agreements, and the lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral, and enforce their interests against existing collateral. We could also become subject to cross-default and acceleration rights and, with respect to collateralized debt, the posting of additional collateral and foreclosure rights upon default.

Interest rate fluctuations could increase our financing costs and reduce our ability to generate income on our investments, each of which could lead to a significant decrease in our results of operations, cash flows and the market value of our investments.

Our primary interest rate exposures will relate to the yield on our investments and the financing cost of our debt, as well as any interest rate derivatives that we utilize for hedging purposes. Changes in interest rates will affect our net interest income, which is the difference between the income we earn on our investments and the interest expense we incur in financing these investments. Interest rate fluctuations resulting in our interest expense exceeding income would result in operating losses for us. Changes in the level of interest rates also may affect our ability to invest in investments, the value of our investments and our ability to realize gains from the disposition of assets and investments.

To the extent that our financing costs will be determined by reference to floating rates, such as the Secured Overnight Financing Rate (SOFR) or a Treasury index, plus a margin, the amount of such costs will depend on a variety of factors, including, without limitation, (i) for collateralized debt, the value and liquidity of the collateral, and for non-collateralized debt, our credit, (ii) the level and movement of interest rates, and (iii) general market conditions and liquidity. In a period of rising interest rates, our interest expense on floating rate debt would increase, while any income we earn may not compensate for such increase in interest expense.

Our operating results will depend, in part, on differences between the income earned on our investments, net of credit losses, and our financing costs. For any period during which our investments are not match-funded, the income earned on such investments may respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may immediately and significantly decrease our results of operations and cash flows and the market value of our investments.

Hedging against interest rate exposure may adversely affect our earnings, limit our gains or result in losses, which could adversely affect cash available for distributions.

We may enter into interest rate swap agreements or pursue other interest rate hedging strategies. Our hedging activity will vary in scope based on the level of interest rates, the type and expected duration of portfolio investments held, and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

●	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

●	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;

●	the duration of the hedge may not match the duration of the related liability or asset;

●	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;

●	the party owing money in the hedging transaction may default on its obligation to pay; and

●	we may purchase a hedge that turns out not to be necessary (i.e., a hedge that is out of the money).

Any hedging activity we engage in may adversely affect our earnings, which could adversely affect cash available for distributions. Therefore, while we may enter into such transactions to seek to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss.

Hedging instruments are often not traded on regulated exchanges or guaranteed by an exchange or its clearing house and involve risks and costs that could result in material losses.

The cost of using hedging instruments increases as the period covered by the instrument increases and during periods of rising and volatile interest rates, we may increase our hedging activity and thus increase our hedging costs during periods when interest rates are volatile or rising and hedging costs have increased. In addition, hedging instruments involve risk since they are often not traded on regulated exchanges or guaranteed by an exchange or its clearing house. Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying hedging transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in its default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our commitments, if any, at the then current market price.

Although generally we will seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot assure you that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in significant losses.

Any bank credit facilities and repurchase agreements that we may use in the future to finance our assets may require us to provide additional collateral or pay down debt.

We may utilize bank credit facilities, repurchase agreements (including term loans and revolving facilities) or guarantee arrangements to finance our assets if they become available on acceptable terms. Such financing arrangements, including any guarantees, would involve the risk that the market value of any investments pledged by us to the provider of the bank credit facility or repurchase agreement counterparty may decline in value, in which case the lender may require us to provide additional collateral or to repay all or a portion of the funds advanced. We may not have the funds available to repay our debt at that time, which would likely result in defaults unless we are able to raise the funds from alternative sources, which we may not be able to achieve on favorable terms or at all. Posting additional collateral would reduce our liquidity and limit our ability to leverage our assets. If we cannot meet these requirements, the lender could accelerate our indebtedness or enforce our guarantee, increase the interest rate on advanced funds and terminate our ability to borrow funds from it, which could materially and adversely affect our financial condition and ability to implement our investment strategy. In addition, if the lender files for bankruptcy or becomes insolvent, our loans and guarantees may become subject to bankruptcy or insolvency proceedings, thus depriving us, at least temporarily, of the benefit of these assets. Such an event could restrict our access to bank credit facilities and increase our cost of capital. The providers of bank credit facilities and repurchase agreement financing may also require us to maintain a certain amount of cash or set aside assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on assets. If we are unable to meet these collateral obligations, our financial condition and prospects could deteriorate rapidly.

We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties.

When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, there is a risk that more than one real property may be affected by a default. If any of our properties are foreclosed upon due to a default, our ability to make distributions will be adversely affected. Accordingly, our approach to investing in properties utilizing leverage in order to accomplish our investment objectives may present more risks to investors than comparable real estate programs that do not utilize borrowing to the same degree.

If we enter into financing arrangements involving balloon payment obligations, it may adversely affect our ability to make distributions.

Some of our financing arrangements may require us to make a lump-sum or “balloon” payment at maturity. Our ability to make a balloon payment is uncertain and may depend upon our ability to obtain replacement financing or our ability to sell particular properties. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the particular property at a price sufficient to make the balloon payment. Such a refinancing would be dependent upon interest rates and lenders’ policies at the time of refinancing, economic conditions in general and the value of the underlying properties in particular. The effect of a refinancing or sale could affect the rate of return to the holders of our Class A units and the projected time of disposition of our assets.

Our access to sources of financing may be limited and thus our ability to grow our business and to maximize our returns may be adversely affected.

Subject to market conditions and availability, we may incur significant debt through bank credit facilities (including term loans and revolving facilities), repurchase agreements, warehouse facilities and structured financing arrangements, public and private debt issuances and derivative instruments, in addition to transaction or asset specific funding arrangements. We may also issue additional debt or equity securities to fund our growth.

Our access to sources of financing will depend upon a number of factors, over which we have little or no control, including:

●	general economic or market conditions;

●	the market’s view of the quality of our assets;

●	the market’s perception of our growth potential; and

●	our current and potential future earnings and cash distributions.

We will need to periodically access the capital and credit markets to raise cash to fund new investments. Unfavorable economic or market conditions may increase our funding costs, limit our access to the capital or credit markets or could result in a decision by potential lenders not to extend credit. An inability to successfully access the capital or credit markets could limit our ability to grow our business and fully execute our investment strategy and could decrease our earnings, if any. In addition, uncertainty in the capital and credit markets could adversely affect one or more private lenders and could cause one or more of our private lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing. In addition, if regulatory capital requirements imposed on our private lenders change, they may be required to limit, or increase the cost of, financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price. No assurance can be given that we will be able to obtain any such financing on favorable terms or at all.

Risks Relating to U.S. Federal Taxation

If we fail to qualify as a partnership for U.S. federal income tax purposes and no relief provisions apply, we would be subject to entity level U.S. federal income tax and, as a result, our cash available for distributions and the value of our Class A units could materially decrease.

The anticipated after-tax economic benefit of an investment in our Class A units depends largely on our being treated as a partnership for U.S. federal income tax purposes.

Despite the fact that we are organized as a limited liability company under Delaware law, we would be treated as a corporation for federal income tax purposes unless we satisfy a “qualifying income” exception. Failing to meet the qualifying income requirement, or a change in current law could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity.

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate. Distributions would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to holders of our units. Because a tax would be imposed on us as a corporation, our cash available for distributions would be substantially reduced. Therefore, our treatment as a corporation would result in a material reduction in cash flow and after-tax return to holders of our Class A units, likely causing a substantial reduction in the value of our Class A units.

There can be no assurance that we will continue to meet the requirements for classification as a qualified opportunity fund.

We qualified as a “qualified opportunity fund” beginning with our taxable year ended December 31, 2020. We intend to manage our affairs so that we continue to meet the requirements for classification as a “qualified opportunity fund,” pursuant to Section 1400Z-2 of the Code and the related regulations issued by the U.S. Department of the Treasury and U.S. Internal Revenue Service (the “IRS”) on December 19, 2019, together with the correcting amendments issued on April 1, 2020, additional relief issued on January 19, 2021 and further correcting amendments issued on August 5, 2021 (collectively the “Opportunity Zone Regulations”). However, qualified opportunity funds and the Opportunity Zone Regulations are a relatively new and as yet untested, and our ability to be treated as a qualified opportunity fund and to operate in conformity with the requirements to continue to be treated as a qualified opportunity fund is subject to uncertainty. If we fail to continue to meet the requirements for classification as a qualified opportunity fund, holders of our Class A units would lose the tax benefits associated with investing in a qualified opportunity fund and the value of our Class A units would likely be adversely affected.

Investors must make appropriate timely investments and elections in order to take advantage of the benefits of investing in a qualified opportunity fund.

In order to receive the benefits of investing in a qualified opportunity fund, taxpayers must make deferral elections on Form 8949 (Sales and Other Dispositions of Capital Assets), which will need to be attached to their U.S. federal income tax returns for the taxable year in which gain treated as capital gain (short-term or long-term) that result from the sale or exchange of capital assets would have been recognized had it not been deferred. In addition, Form 8997 (Initial and Annual Statement of Qualified Opportunity Fund (QOF) Investments) requires eligible taxpayers holding a qualified opportunity fund investment at any point during the tax year to report: (i) qualified opportunity fund investments holdings at the beginning and end of the tax year; (ii) current tax year capital gains deferred by investing in a qualified opportunity fund; and (iii) qualified opportunity fund investments disposed of during the tax year.

The tax treatment of an investment in our Class A units could be subject to potential legislative, judicial, or administrative changes or differing interpretations, possibly applied on a retroactive basis.

The present U.S. federal income tax treatment of an investment in our Class A units may be modified by administrative, legislative, or judicial interpretation at any time. From time to time, members of Congress propose and consider substantive changes to the existing U.S. federal income tax laws that would affect us, including a prior legislative proposal that would have eliminated the “qualifying income” exception upon which we intend to rely for our treatment as a partnership for U.S. federal income tax purposes. There can be no assurance that there will not be changes to U.S. federal income tax laws or the Department of Treasury’s or IRS’s interpretation of the qualifying income and qualified opportunity fund rules in a manner that could impact our ability to continue to qualify as a partnership or qualified opportunity fund in the future, which could negatively impact the value of an investment in our Class A units. Any changes to the U.S. federal tax laws and interpretations thereof may be applied prospectively or retroactively and could make it more difficult or impossible for us to meet the qualifying income exception or qualified opportunity fund requirements and accordingly adversely affect the tax consequences associated with an investment in our Class A units.

If the IRS contests the U.S. federal income tax positions we take, the value our Class A units may be adversely impacted, and the cost of any IRS contest will reduce cash available for distributions.

The IRS may adopt positions that differ from the positions we have taken or may take on tax matters. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all of the positions we take. Any contest with the IRS may materially and adversely impact the value of our Class A units. In addition, the costs of any contest with the IRS will be borne indirectly by the holders of our Class A units because the costs will reduce our cash available for distribution.

If the IRS makes audit adjustments to our income tax returns, the IRS (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustments directly from us, in which case our cash available for distribution holders of our Class A units might be substantially reduced, and current and former holders of our Class A units may be required to indemnify us for any taxes (including applicable penalties and interest) resulting from audit adjustments paid on their behalf.

Even if you do not receive any cash distributions from us, you will be required to pay taxes on your share of our taxable income.

You will be required to pay U.S. federal income taxes and, in some cases, state and local income taxes, on your share of our taxable income, whether or not you receive cash distributions from us. For example, if we sell assets and reinvest the proceeds or use proceeds to repay existing debt, you may be allocated taxable income and gain resulting from the sale and our cash available for distribution would not increase. You may not receive cash distributions from us equal to your share of our taxable income or even equal to the actual tax due from you with respect to that income.

You will likely be subject to state and local taxes and return filing requirements as a result of investing in our Class A units.

In addition to federal income taxes, holders of our Class A units likely will be subject to other taxes, such as state and local income taxes, unincorporated business taxes and estate, inheritance, or intangible taxes that are imposed by the various jurisdictions in which we do business or own property now or in the future. Holders of our Class A units will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions, even if they do not live in these jurisdictions. Further, holders of our Class A units may be subject to penalties for failure to comply with those requirements. It is the responsibility of the holders of our Class A units to file all federal, state, local and foreign tax returns.

You will receive a Schedule K-1 to IRS Form 1065, which could increase the complexity of your tax circumstances.

We will prepare and deliver a Schedule K-1 to IRS Form 1065 for each holder of our Class A units. Your Schedule K-1 will contain information regarding your allocable share of our items of income, gain, loss, deduction, credit and adjustments to the carrying value of our assets and investments. Schedule K-1s are usually complex, and you may find that preparing your own tax returns requires additional time. You may also find it necessary or advisable to engage the services of an accountant or other tax adviser, at your own cost and expense, to assist with the preparation of your tax returns.

In addition, it is possible that your income tax liability with respect your allocable share of our income for a particular taxable year, as reflected on your Schedule K-1, could exceed the amount of cash distributions, if any, that we make to you for that taxable year, thus giving rise to an out-of-pocket tax liability. Accordingly, you should consult with your own accountant or other tax advisers concerning the tax consequences of your specific tax circumstances prior to acquiring, holding or disposing of any of our Class A units.

We do not expect to be able to furnish definitive Schedule K-1s to IRS Form 1065 to each holder of our Class A units prior to the deadline for filing U.S. income tax returns, which means that holders of our Class A units who are U.S. taxpayers should anticipate the need to file annually a request for an extension of the due date of their income tax returns. In addition, it is possible that holders of our Class A units may be required to file amended income tax returns.

As a partnership, our operating results, including distributions of income, gains, losses, deductions, credits and adjustments to the carrying value of our assets and investments, will be reported on Schedule K-1 to IRS Form 1065 and distributed annually to each holder of our Class A units. Although we currently intend to distribute Schedule K-1s on or around 90 days after the end of our fiscal year, it may require a substantial period of time after the end of our fiscal year to obtain the requisite information from all lower-tier entities to enable us to prepare and deliver Schedule K-1s. For this reason, holders of Class A units who are U.S. taxpayers should anticipate the need to file annually with the IRS (and certain states) a request for an extension past the due date of their income tax return.

In addition, it is possible that a holder of our Class A units will be required to file amended income tax returns as a result of adjustments to items on the corresponding income tax returns of the Company or our Operating Companies. Any obligation of a holder of our Class A units to file amended income tax returns for the foregoing or any other reason, including any costs incurred in the preparation or filing of such returns, is the responsibility of each holder of our Class A units.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices are located in a space owned by an affiliate of our Sponsor at 255 Glenville Road, Greenwich, Connecticut 06831. We consider these facilities to be suitable for the management of our business.

For an overview of our investments in multifamily and mixed-use rental properties, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments in Multifamily and Mixed-Use Rental Properties.”

Item 3. Legal Proceedings.

From time to time we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2021, neither we nor any of our subsidiaries were subject to any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A units are traded on the NYSE American under the symbol “OZ” and began trading on NYSE American on October 18, 2021. Neither our Class B units nor our Class M unit are listed or traded on any established public trading market.

Holders

As of March 7, 2022, there were 66 holders of record of our Class A units, and one holder of record of each of our Class B units and Class M unit, respectively.

Distribution Policy

We do not expect to pay any distributions until our investments are generating operating cash flow. Once we begin to pay distributions, we expect to pay them quarterly, in arrears, but may pay them less frequently as determined by us following consultation with our Manager. While we have the discretion to modify our distribution policy at any time, we currently anticipate working up to a target distribution rate of 6-8% per annum. Any distributions that we do pay will be at the discretion of our Manager, subject to Board oversight, and based on, among other factors, our present and projected future earnings, cash flow, capital needs and general financial condition, as well as any requirements of applicable law. We expect that we will set the rate of distributions at a level that will be reasonably consistent and sustainable over time. We have not established a minimum distribution level, and our Operating Agreement does not require that we pay distributions to the holders of our Class A units.

Use of Proceeds from Registered Securities

On September 30, 2021, the Registration Statement covering our Primary Offering of up to $750,000,000 of Class A units was declared effective by the SEC. We set our initial offering price at $100.00 per Class A unit. No later than the first quarter following the December 31, 2022 year end, and every quarter thereafter, we plan to calculate our net asset value (“NAV”) within approximately 60 days of the last day of each quarter (the “Determination Date”). If our NAV increases above or decreases below the price per Class A unit as stated in our prospectus we will adjust the offering price effective as of the first business day following its public announcement. The adjusted offering price will be equal to our adjusted NAV as of the Determination Date (rounded to the nearest dollar) divided by the number of Class A units outstanding on the Determination Date.

Our Board, taking into consideration factors such as the investments we hold and the timing of our ability to generate cash flows, may determine that it is appropriate for us to begin calculating NAV on a quarterly basis prior to the first quarter following the December 31, 2022 year end. We will file a prospectus supplement with the SEC if we determine to calculate NAV prior to the first quarter following the December 31, 2022 year end and prospectus supplements disclosing quarterly determinations of our NAV per Class A unit for each fiscal quarter thereafter. If a material event occurs in between quarterly updates of NAV that would cause our NAV to change by 10% or more from the most recently disclosed NAV, we will disclose the updated price and the reason for the change in prospectus supplement as promptly as reasonably practicable.

From the period of October 7, 2021, the date on which we completed the initial closing for the sale of our Class A units, through December 31, 2021, we issued 2,132,039 Class A units in our Primary Offering, raising gross offering proceeds of $213.2 million. As of December 31, 2021, we had raised net proceeds of $212.6 million from the Primary Offering. The following table summarizes certain information about the Primary Offering Proceeds:

Offering proceeds
Class A units sold	2,132,039
Gross offering proceeds	213,203,900
Selling commissions	—
Offering costs	645,000
Net offering proceeds	212,558,900

We primarily used the net proceeds from our Primary Offering toward the acquisition of $24.3 million in real estate and real estate-related assets. In addition to the net proceeds from our Primary Offering, a portion of one of our real estate investments was funded with the proceeds of a secured loan in the principal amount of $10.8 million. For additional details regarding our borrowings see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Resources.”

Unregistered Sales of Equity Securities

In connection with our formation, on February 11, 2020, we issued 100 common units representing all of the issued and outstanding limited liability company interests of the Company to our Sponsor for an aggregate purchase price of $10,000.00. No sales commission or other consideration was paid in connection with the sale. The offer and sale was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(a)(2) thereof, as a transaction by an issuer not involving any public offering. Effective October 30, 2020, our Sponsor sold one common unit to Belpointe Capital Management, LLC, a Connecticut limited liability and affiliate of our Sponsor, for an aggregate purchase price of $100.00, in reliance upon the exemption from registration set forth in Section 4(a)(1) of the Securities Act, as a transaction by a person other than an issuer, underwriter or dealer not involving any public offering.

Effective September 13, 2021, we (i) amended and restated our Limited Liability Company Operating Agreement, (ii) reclassified all of our outstanding common units into an equivalent number of Class A units, and (iii) issued 100,000 Class B units and one Class M unit to our Manager. The Class B units were issued in consideration of services rendered and to be rendered by the Manager pursuant to the terms of the Management Agreement, and the Class M unit was issued in furtherance of the power and authority delegated to the Manager under the terms of the Management Agreement. No sales commission or other consideration was paid in connection with the issuance of the Class B units or the Class M unit. The issuance of the Class B units and Class M unit was exempt from the registration requirements of the Securities Act, in reliance on Section 4(a)(2) thereof, as transactions by an issuer not involving any public offering.

As of December 31, 2021, we have not sold any other equity securities that were not registered under the Securities Act.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes appearing elsewhere in this Form 10-K. This discussion contains forward-looking statements that are subject to risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. The factors listed under “Risk Factors” and “Forward-Looking Statements” in this Form 10-K provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in any forward-looking statements.

Overview

We are the first and only publicly traded qualified opportunity fund listed on a national securities exchange. We are a Delaware limited liability company formed on January 24, 2020, and intend to operate in a manner that will allow us to qualify as a partnership for U.S. federal income tax purposes. We are focused on identifying, acquiring, developing or redeveloping and managing commercial real estate located within qualified opportunity zones. At least 90% of our assets consist of qualified opportunity zone property. We qualified as a qualified opportunity fund beginning with our taxable year ended December 31, 2020. Because we are a qualified opportunity fund certain of our investors are eligible for favorable capital gains tax treatment on their investments.

All of our assets are held by, and all of our operations are conducted through, one or more of our Operating Companies, either directly or indirectly through their subsidiaries. We are externally managed by Belpointe PREP Manager, LLC (our “Manager”), which is an affiliate of our sponsor, Belpointe, LLC (our “Sponsor”).

On September 30, 2021, the U.S. Securities and Exchange Commission (the “SEC”) declared effective our registration statement on Form S-11, as amended (File No. 333-255424) (the “Registration Statement”), registering a continuous primary offering of up to $750,000,000 in our Class A units (the “Primary Offering”). From the period of October 7, 2021 through December 31, 2021, we issued 2,132,039 Class A units in our Primary Offering, raising gross offering proceeds of $213.2 million. Together with the gross proceeds raised in Belpointe REIT’s prior offerings, as of December 31, 2021, we have raised aggregate gross offering cash proceeds of $332.2 million.

Our Transactions with Belpointe REIT, Inc.

Pursuant to the terms of an Agreement and Plan of Merger, dated April 21, 2021 (the “Merger Agreement”), we, through BREIT Merger, LLC, a Delaware limited liability company (“BREIT Merger”), and our wholly-owned subsidiary, completed an offer (the “Offer”) to exchange each outstanding share of common stock, par value $0.01 per share (the “Common Stock”), of Belpointe REIT, Inc., a Maryland corporation (“Belpointe REIT”) validly tendered in the Offer for 1.05 Class A units (the “Class A units”) representing limited liability company interests of the Company, with any fractional Class A units rounded up to the nearest whole unit (the “Transaction Consideration”). Following consummation of the Offer, and upon satisfaction of certain conditions precedent in the Merger Agreement, on October 1, 2021, in accordance with the terms of the Merger Agreement, Belpointe REIT converted from a corporation into BREIT, LLC, a Maryland limited liability company (“BREIT”), with each outstanding share of Common Stock being converted into a limited liability company interest (an “Interest”) in BREIT, and, on October 12, 2021, all other conditions to the Merger (as defined in the Merger Agreement) having been satisfied, BREIT merged with and into BREIT Merger, with BREIT Merger surviving. In the Merger, each Interest issued and outstanding immediately prior to the Merger was converted into the right to receive the Transaction Consideration.

Prior to and in connection with the Offer and Merger, we entered into a series of loan transactions with Belpointe REIT whereby: (i) on October 28, 2020, Belpointe REIT advanced us $35.0 million evidenced by a secured promissory note (the “First Secured Note”) bearing interest at a rate of 0.14%, due and payable on the Maturity Date (as hereinafter defined) and secured by all of our assets, (ii) on February 16, 2021, Belpointe REIT advanced us an additional $24.0 million evidenced by a second secured promissory note (the “Second Secured Note”) on the same terms as the First Secured Note, and (iii) on May 28, 2021 we entered into an agreement with Belpointe REIT to amend the Maturity Date of the First Secured Note and Second Secured Note to December 31, 2021 (the “Maturity Date”) and Belpointe REIT advanced us an additional $15.0 million evidenced by a third secured promissory note (the “Third Secured Note” and, together with the First Secured Note and Second Secured Note, the “Secured Notes”) on the same terms as the First Secured Note and Second Secured Note.

Upon consummation of the Merger, effective October 12, 2021, we entered into a Release and Cancellation of Indebtedness agreement with BREIT Merger, the surviving entity in the Merger, pursuant to the terms of which BREIT Merger cancelled the Secured Notes and discharged us from all obligations to repay the principal and any accrued interest on the Secured Notes.

COVID-19

COVID-19 has and continues to pose significant threats and in certain cases serious disruptions to the U.S. and global economy, and has, among other things, impacted job markets and created ongoing disruptions in global supply chains, leading, in some cases, to increased construction costs and project delays. With vaccines now more widely available, as of the year ended December 31, 2021, the global economy has started to reopen and restrictions previously imposed by governmental and other authorities to contain the spread of the virus have begun to ease. Nevertheless, the recovery could remain uneven and is subject to setbacks. An economic slowdown or sustained downturn, related to COVID-19 or otherwise, continued supply chain disruptions, rising inflation, interest rate increases or weakening of credit markets could adversely affect our financial condition. As a result, we remain unable to predict when normal economic activity and business operations will fully resume and COVID-19 continues to present material uncertainty and risk with respect to our future performance and future financial results, including the potential to negatively impact our costs of operations, the value of any investments we make and laws, regulations and governmental and regulatory policies applicable to us.

Our Investments

As of December 31, 2021, our investment portfolio consisted of 12 investments in three states. These investments include:

Investments in Multifamily and Mixed-Use Rental Properties

1700 Main Street – Sarasota, Florida – 1700 Main Street (“1700 Main”) is a 1.3-acre site, consisting of a former gas station, a three-story office building with parking lot and a three-story retail building, located in Sarasota, Florida, which we acquired for an aggregate purchase price of $6.9 million, inclusive of transaction costs. We currently anticipate that 1700 Main will be redeveloped into a 168-apartment home community consisting of one-bedroom, two-bedroom and three-bedroom apartments, with approximately 7,000 square feet of retail space located on the first two levels. We anticipate that 1700 Main will consist of a 10-story podium style building with a 3-story, 360-space garage and 7-stories of apartments above, including a clubroom, fitness center, courtyards with a swimming pool and rooftop terraces as well as a leasing office. The existing three-story office building will remain, and the new building will wrap around it.

1701-1710 Ringling Boulevard – Sarasota, Florida – 1701-1710 Ringling Boulevard (“1701-1710 Ringling”) is a 1.62-acre site, consisting of a six-story previously owner-occupied office building with parking lot, located in Sarasota, Florida, which we acquired for an aggregate purchase price of $7.0 million, inclusive of transaction costs. We currently anticipate that 1701-1710 Ringling will be renovated into a fully functioning office building, consisting of approximately 80,000 square feet of rentable space and approximately 128 parking spaces, with an existing tenant leasing back approximately 42,000 square feet for 20 years with several lease extensions.

902-1020 First Avenue North and 900 First Avenue North – St. Petersburg, Florida – 902-1020 First Avenue North (“902-1020 First”) consists of several parcels, comprising 1.6-acres of land, located in St. Petersburg, Florida, which we acquired for an aggregate purchase price of $12.1 million, inclusive of transaction costs. We currently anticipate that 902-1020 First will be developed into a high-rise apartment featuring approximately 266-apartment homes consisting of one-bedroom, two-bedroom and three-bedroom apartments, with approximately 22,100 square feet of retail space located on the first level and a four-level parking garage. We anticipate that 902-1020 First will consist of two 15-story high-rise buildings and will have a clubroom, fitness center, courtyard with a swimming pool, shared working space and a game room as well as a leasing office.

900 First Avenue North (“900 First”) is a parcel of land with a two-tenant retail building, located in St. Petersburg, Florida, which we acquired for an aggregate purchase price of $2.5 million, inclusive of transaction costs. We currently anticipate that 900 First will remain a two-tenant retail building and that we will take the additional development rights and add them to 902-1020 First.

1900 Fruitville Road – Sarasota Florida – 1900 Fruitville Road is a 1.205-acre site, consisting of a fully leased retail building and parking lot located in Sarasota, Florida, which we acquired for an aggregate purchase price of $4.7 million, inclusive of transaction costs. The sole tenant in the building vacated in January 2022 and the property will be used as a future development site.

900 8th Avenue South – Nashville, Tennessee – 900 8th Avenue South (“900 8th Avenue South”) is a 3.17-acre land assemblage, consisting of a few small buildings, parking lots and open lots, located in Nashville, Tennessee, which we acquired for an aggregate purchase price of $19.7 million, inclusive of transaction costs. We currently anticipate that 900 8th Avenue South will be redeveloped into an approximately 266-apartment home community consisting of one-bedroom, two-bedroom and three-bedroom apartments, with approximately 14,100 square feet of retail space located on the first level. We anticipate that 900 8th Avenue South will consist of a 7-story building with a 2-story approximately 400-space garage, a fitness center, courtyard with a swimming pool and rooftop terraces as well as a leasing office. As of December 31, 2021 we have completed demolition of 900 8th Avenue South.

Storrs Road, Connecticut – Storrs Road (“Storrs Road”) is a 9-acre parcel of land located in Storrs, Connecticut, which we acquired for an aggregate purchase price of $0.1 million, inclusive of transaction costs. We currently anticipate holding Storrs Road for future multifamily development.

Nashville No. 2 – Nashville, Tennessee – Our second investment in Nashville, Tennessee (“Nashville No. 2”) is an approximately 8-acre site, consisting of two industrial buildings and associated parking, which we acquired for an aggregate purchase price of $21.0 million, inclusive of transaction costs. We currently anticipate that Nashville No. 2 will be redeveloped into an approximately 412-apartment home community consisting of one-bedroom, two-bedroom and three-bedroom apartments. We anticipate that Nashville No. 2 will consist of two 7-story buildings with a 2-story approximately 533-space garage plus approximately 100 surface level parking spots. The buildings will have a fitness center, game room, co-working spaces, outdoor heated saltwater swimming pool, riverfront courtyards and rooftop terraces as well as a leasing office.

Nashville No. 3 – Nashville, Tennessee – Our third investment in Nashville, Tennessee (“Nashville No. 3”) is an approximately 1.66-acre site consisting of a single-story 10,000 square foot retail building and associated parking lot, which we acquired for an aggregate purchase price of $2.1 million, inclusive of transaction costs. Upon closing, the building was leased to the seller through November 2022, with the ability to continue month to month thereafter.

1991 Main Street – Sarasota, Florida – 1991 Main Street (“1991 Main”) is a 5.2-acre site located in Sarasota, Florida, which was originally acquired by Belpointe REIT for an aggregate purchase price of $20.7 million, inclusive of transaction costs and deferred financing fees. In furtherance of the Merger, Belpointe REIT sold its interest in the holding company for 1991 Main (the “1991 Main Interest”) to Belpointe Investment Holding, LLC, a Delaware limited liability company (“BI Holding”) and affiliate of our Chief Executive Officer. In connection with the transaction we provided a $24.8 million loan to BI Holding, which was evidenced by a secured promissory note bearing interest at a rate of 5% per annum and due and payable at maturity on September 14, 2022 (the “BI Secured Note”). Upon consummation of the Merger, we acquired the BI Secured Note as successor in interest to Belpointe REIT.

Effective November 30, 2021, we acquired the 1991 Main Interest from BI Holding in consideration of its payment to us of $0.3 million in interest that had accrued under the terms of the BI Secured Note through November 30, 2021, and in satisfaction of its remaining obligations under the BI Secured Note. We currently anticipate that 1991 Main will be redeveloped into an approximately 418-apartment home community consisting of one-, two- and three-bedroom apartments, and four-bedroom town home-style penthouse apartments, with approximately 60,000 square feet of retail space located on the first level. We anticipate that 1991 Main will consist of two high-rise buildings with 7-stories in the front and 10-stories in the rear, and approximately 715 parking spaces including 590 from an existing parking garage and 125 new spaces at the ground level.

901-909 Central Avenue North – St. Petersburg, Florida – 901-909 Central Avenue North is a 0.129-acre site consisting of a fully leased single-story 5,328 gross square foot retail/office building comprised of 4 units located in St. Petersburg, Florida, which we acquired for an aggregate purchase price of $2.6 million, inclusive of transaction costs.

Investments in Commercial Real Estate Loans

CMC Secured Loan – In furtherance of the Merger, we lent $3.5 million to CMC Storrs SPV, LLC a Connecticut limited liability company (“CMC”), pursuant to the terms of a non-recourse promissory note (the “CMC Note”) secured by a Mortgage Deed and Security Agreement on a property owned by CMC located in Mansfield, Connecticut. CMC used the proceeds from the CMC Note to enter into a Redemption Agreement with BPOZ 497 Middle Holding, LLC, a Connecticut limited liability company (“BPOZ 497”), and indirect majority-owned subsidiary of Belpointe REIT, to redeem BPOZ 497’s preferred equity investment in CMC. Interest accrues on the CMC Note at a rate of 12% per annum and is due and payable at maturity on March 29, 2022.

Results of Operations

Revenue

Rental Revenue

For the year ended December 31, 2021 and the period beginning January 24, 2020 (formation) to December 31, 2020, revenue totaled $1.0 million and $0.1 million, respectively, and was primarily derived from lease revenues. Revenue increased by $0.9 million in 2021 compared to the period beginning January 24, 2020 (formation) to December 31, 2020 primarily due to an increase in lease revenues as a result of properties acquired in 2021 as well as properties acquired during the fourth quarter of 2020.

Expenses

Property Expenses

For the year ended December 31, 2021, property expenses totaled $1.1 million, and consisted of property expenses, management fees, real estate taxes, utilities and insurance expenses incurred in relation to our acquired investments. For the period beginning January 24, 2020 (formation) to December 31, 2020, property expenses totaled less than $0.1 million, and consisted of property expenses, real estate taxes, utilities and insurance expenses incurred in relation to our acquired investments.

General and Administrative

For the year ended December 31, 2021, general and administrative expenses totaled $2.9 million and primarily consisted of employee cost sharing expenses (pursuant to the Management Agreement and Employee and Cost Sharing Agreement), marketing expenses, legal fees, audit and accounting fees. For the period beginning January 24, 2020 (formation) to December 31, 2020, general and administrative expenses totaled $0.1 million and primarily consisted of employee cost sharing expenses and audit fees.

Depreciation and Amortization

For the year ended December 31, 2021, depreciation and amortization expense totaled $0.6 million and was related to depreciation and amortization incurred on properties acquired. For the period beginning January 24, 2020 (formation) to December 31, 2020, depreciation and amortization expense totaled less than $0.1 million and was related to depreciation and amortization incurred on properties acquired after commencing operations.

Other Income (Expense)

Gain on Redemption of Equity Investment

For the year ended December 31, 2021, gain on redemption of equity investment increased by $0.3 million and is related to CMC’s redemption of BPOZ 497’s preferred equity interest. For additional details, see “—Our Investments—Investments in Commercial Real Estate Loans” above. There was no comparable activity for the period beginning January 24, 2020 (formation) to December 31, 2020.

Interest Income

For the year ended December 31, 2021, interest income was $0.4 million and is primarily related to interest earned on the BI Secured Note of $0.3 million and interest earned on the CMC Note of $0.1 million. For additional information, see “—Our Investments—Investments in Multifamily and Mixed-Use Rental Properties” and “—Our Investments—Commercial Real Estate Loans” above. There was no comparable activity for the period beginning January 24, 2020 (formation) to December 31, 2020.

Other Income (Expense)

For the year ended December 31, 2021, other income (expense) primarily relates to sales tax in connection with the 1991 Main parking garage easement agreement and interest expense on the 900 Eighth Promissory Note (Note 5). For the period beginning January 24, 2020 (formation) to December 31, 2020, other income (expense) relates to Belpointe PREP’s interest expense on the Secured Notes.

Net income attributable to noncontrolling interest

Net income attributable to noncontrolling interest represents the share of earnings generated in entities we consolidate in which we do not own 100% of the equity. For the year ended December 31, 2021, net income attributable to noncontrolling interest predominantly relates to income attributable to the shareholders of Belpointe REIT that did not tender their shares in the Offer for the period beginning on the Exchange Date through October 12, 2021 (the effective date of the Merger).

Liquidity and Capital Resources

Our primary needs for liquidity and capital resources are to fund our investments, including construction and development costs, pay our Primary Offering and operating fees and expenses, make distributions to the holders of our units and pay interest on any outstanding indebtedness that we incur.

Long-Term Liquidity

We are dependent on the net proceeds from our Primary Offering to fund our operations. For additional details regarding our Primary Offering, see Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Use of Proceeds from Registered Securities.” We expect to obtain the liquidity and capital resources required to pay our Primary Offering and operating fees and expenses, fund our investments, including construction and development costs, make distributions to holders of our units and pay interest on any outstanding indebtedness that we incur, from the proceeds of the Primary Offering and any future offerings we may conduct, from the advancement of reimbursable expenses by our Manager and its affiliates, including our Sponsor, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations.

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

Short-Term Liquidity

Our Manager and its affiliates, including our Sponsor, have funded our liquidity and capital resources on a short-term basis by advancing us substantially all of our organization and Primary Offering and other operating expenses which we will reimburse to our Manager and its affiliates, including our Sponsor, pursuant to the terms of the Management Agreement and Employee and Cost Sharing Agreement. For additional details, see Item 1. “Business—Human Capital.” The Company became liable to reimburse the Manager and its affiliates, including our Sponsor, when the first closing was held in connection with our Offering, which occurred in October 2021. For the year ended December 31, 2021 and the period beginning January 24, 2020 (formation) to December 31, 2020, our Manager and its affiliates, including our Sponsor, have incurred organization and Primary Offering expenses of $0.6 million and $0.2 million, respectively, on our behalf. For the year ended December 31, 2021 and the period beginning January 24, 2020 (formation) to December 31, 2020, our Manager and its affiliates, including our Sponsor, have incurred operating expenses of $1.3 million and $0.1 million, respectively, on our behalf.

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

Capital Resources

We currently anticipate that our available capital resources, including the proceeds from our Primary Offering and the proceeds from any construction or other loans that we may incur, when combined with cash flow generated from our operations, will be sufficient to meet our anticipated working capital and capital expenditure requirements for the next 12 months.

A portion of the acquisition costs of 1991 Main were funded by a secured loan from First Florida Integrity Bank (the “Acquisition Loan”), which we assumed when we acquired 1991 Main from BI Holding. For additional details regarding our acquisition of 1991 Main, see “—Our Investments—Investments in Multifamily and Mixed-Use Rental Properties—1991 Main Street - Sarasota Florida.” The Acquisition Loan is payable in consecutive monthly payments of interest only, with the outstanding principal balance plus any accrued and unpaid interest due and payable on May 6, 2022. The Acquisition Loan bears interest at a fixed rate of 4.75% per annum and is guaranteed by our Chief Executive Officer. The current outstanding principal balance of the Acquisition Loan is $10.8 million.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash (amounts in thousands):

	For the Year Ended December 31, 2021	For the Period Beginning January 24, 2020 (Formation) to December 31, 2020
Cash flows used in operating activities	$(2,268)	$(12)
Cash flows used in investing activities	(43,365)	(28,420)
Cash flows provided by financing activities	231,401	35,010
Net increase in cash and cash equivalents and restricted cash	$185,768	$6,578

As of December 31, 2021 and 2020, cash and cash equivalents and restricted cash totaled $192.3 million and $6.6 million, respectively.

Cash flows used in operating activities for the year ended December 31, 2021 and for the period from January 24, 2020 (formation) through December 31, 2020 primarily relate to the operating properties acquired.

Cash flows used in investing activities for the year ended December 31, 2021 relate to properties acquired and property deposits paid, costs paid for our development properties and funding of a loan receivable, all of which were offset by CMC’s redemption of BPOZ 497’s preferred equity interest, the cash acquired in connection with the acquisition of the 1991 Main Interest and the Offer. For additional details regarding the Offer, see Item 1. “Business—Our Transactions with Belpointe REIT, Inc.” Cash flows used in investing activities for the period from January 24, 2020 (formation) through December 31, 2020 primarily relate to properties acquired and costs paid for our development properties.

Cash flows provided by financing activities for the year ended December 31, 2021 primarily relates to net proceeds received from the Primary Offering and Secured Notes funded by Belpointe REIT. Cash flows provided by financing activities for the period from January 24, 2020 (formation) through December 31, 2020 primarily relate to the Secured Notes funded by Belpointe REIT, and the private offering proceeds received from our Sponsor and affiliate. For additional details see, Item 1. “Business—Our Transactions with Belpointe REIT, Inc.,” Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Use of Proceeds from Registered Securities,” and Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Unregistered Sales of Equity Securities.”

Critical Accounting Policies

Our audited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

Our significant accounting policies are described in “Note 3 — Summary of Significant Accounting Policies.” Many of these accounting policies require judgment and the use of estimates and assumptions when applying these policies in the preparation of our consolidated financial statements. On a quarterly basis, we evaluate these estimates and judgments based on historical experience as well as other factors that we believe to be reasonable under the circumstances. These estimates are subject to change in the future if underlying assumptions or factors change. Certain accounting policies, while significant, may not require the use of estimates. The recent accounting changes that may potentially impact our business are described under “Recent Accounting Pronouncements” in “Note 3 — Summary of Significant Accounting Policies.”

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company, as defined in Item 10(f)(1) of Regulation S-K, as as a result are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

TABLE OF CONTENTS	Page No.
Report of Independent Registered Public Accounting Firm PCAOB ID: 2468	45
Consolidated Balance Sheets as of December 31, 2021 and 2020	46
Consolidated Statements of Operations for the year ended December 31, 2021 and for the period beginning January 24, 2020 (formation) to December 31, 2020	47
Consolidated Statements of Changes in Members’ Capital (Deficit) for the year ended December 31, 2021 and for the period beginning January 24, 2020 (formation) to December 31, 2020	48
Consolidated Statements of Cash Flows for the year ended December 31, 2021 and for the period beginning January 24, 2020 (formation) to December 31, 2020	49
Notes to Consolidated Financial Statements	50

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Members of Belpointe PREP, LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Belpointe PREP, LLC (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, changes in members’ capital (deficit), and cash flows for the year ended December 31, 2021 and the period beginning January 24, 2020 (formation) to December 31, 2020, and the related notes to the consolidated financial statements (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and the period beginning January 24, 2020 (formation) to December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Citrin Cooperman & Company, LLP

We have served as the Company’s auditor since 2020.

New York, New York

March 11, 2022

Belpointe PREP, LLC

Consolidated Balance Sheets

(in thousands, except unit and per unit data)

	December 31, 2021	December 31, 2020
Assets
Real estate
Land	$22,116	$9,547
Building and improvements	16,256	3,639
Intangible assets	9,672	2,008
Real estate under construction	76,882	15,101
Total Real estate	124,926	30,295
Accumulated depreciation and amortization	(629)	(43)
Real estate, net	124,297	30,252
Cash and cash equivalents	192,131	6,578
Loan receivable to third party	3,462	—
Subscriptions receivable	20,295	—
Other assets	1,241	452
Total assets	$341,426	$37,282

Liabilities
Debt, net	$10,790	$—
Short-term loan from affiliate	—	35,000
Due to affiliates	1,544	492
Below-market rent liabilities, net	2,000	1,495
Accounts payable	1,352	88
Accrued expenses and other liabilities	1,865	309
Total liabilities	17,551	37,384

Commitments and contingencies

Members’ Capital (Deficit)
Class A units, unlimited units authorized, 3,382,149 and 100 units issued and outstanding at December 31, 2021 and 2020, respectively	323,683	(102)
Class B units, 100,000 units authorized, 100,000 and zero units issued and outstanding at December 31, 2021 and 2020, respectively	—	—
Class M unit, one unit authorized, one and zero units issued and outstanding at December 31, 2021 and 2020, respectively	—	—
Total members’ capital (deficit) excluding noncontrolling interest	323,683	(102)
Noncontrolling interest	192	—
Total members’ capital (deficit)	323,875	(102)
Total liabilities and members’ capital (deficit)	$341,426	$37,282

See accompanying notes to consolidated financial statement.

Belpointe PREP, LLC

Consolidated Statements of Operations

(in thousands, except unit and per unit data)

	Year Ended December 31, 2021	January 24, 2020 (formation) to December 31, 2020
Revenue
Rental revenue	$997	$101
Total revenue	997	101

Expenses
Property expenses	1,140	48
General and administrative	2,924	113
Depreciation and amortization expense	588	43
Total expenses	4,652	204

Other income
Gain on redemption of equity investment	251	—
Interest income	369	—
Other income (expense)	(7)	(9)
Total other income (loss)	613	(9)

Net loss	(3,042)	(112)
Net income attributable to noncontrolling interest	(93)	—
Net loss attributable to Belpointe PREP, LLC	$(3,135)	$(112)
Loss per Class A unit (basic and diluted)
Net loss per unit	$(7.64)	$(1,120)
Weighted-average units outstanding	410,194	100

See accompanying notes to consolidated financial statements.

Belpointe PREP, LLC

Consolidated Statements of Changes in Members’ Capital (Deficit)

(in thousands, except unit and per unit data)

	Class A units		Class B units		Class M unit		Total Members’ (Deficit) Capital Excluding Noncontrolling	Noncontrolling	Total Members’ (Deficit)
	Units	Amount	Units	Amount	Units	Amount	Interest	Interest	Capital
Balance at January 24, 2020 (formation)	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of units	100	10	—	—	—	—	10	—	10
Net loss	—	(112)	—	—	—	—	(112)	—	(112)
Balance at December 31, 2020	100	(102)	—	—	—	—	(102)	—	(102)
Issuance of units	2,132,039	213,204	100,000	—	1	—	213,204	—	213,204
Contribution from noncontrolling interest	—	—	—	—	—	—	—	200	200
Belpointe Class A units exchanged (Note 2)	1,250,010	114,361	—	—	—	—	114,361	(101)	114,260
Offering costs	—	(645)	—	—	—	—	(645)	—	(645)
Net loss	—	(3,135)	—	—	—	—	(3,135)	93	(3,042)
Balance at December 31, 2021	3,382,149	$323,683	100,000	$—	1	$—	$323,683	$192	$323,875

See accompanying notes to consolidated financial statements.

Belpointe PREP, LLC

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31, 2021	January 24, 2020 (formation) to December 31, 2020
Cash flows from operating activities
Net loss	$(3,042)	$(112)
Adjustments to net loss
Depreciation and amortization	588	43
Amortization of rent-related intangibles and deferred rental revenue	(109)	(7)
Gain on redemption of equity investment	(251)	—
Increase in due to affiliates	860	77
Increase in other assets	(452)	(75)
Decrease in accounts payable	(86)	—
Increase in accrued expenses and other liabilities	224	62
Net cash used in operating activities	(2,268)	(12)

Cash flows from investing activities
Acquisitions of real estate	(52,076)	(25,720)
Cash acquired from Belpointe REIT, Inc. (Note 2)	14,251	—
Development of real estate	(7,919)	(2,700)
Proceeds from redemption of preferred equity interest (Note 2)	3,462	—
Funding of CMC Note (Note 7)	(3,462)	—
Cash acquired from BPOZ 1991 Main, LLC (Note 5)	2,422	—
Other investing activity	(43)	—
Net cash used in investing activities	(43,365)	(28,420)

Cash flows from financing activities
Proceeds from units issued	192,909	10
Short-term loan from affiliate	39,000	35,000
Payment of offering costs	(544)	—
Other financing activities, net	36	—
Net cash provided by financing activities	231,401	35,010

Net increase in cash and cash equivalents and restricted cash	185,768	6,578

Cash and cash equivalents and restricted cash, beginning of period	6,578	—
Cash and cash equivalents and restricted cash, end of period	$192,346	$6,578

Cash paid during the year for interest, net of amount capitalized	$—	$—

See accompanying notes to consolidated financial statements.

BELPOINTE PREP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization, Business Purpose and Capitalization

Organization and Business Purpose

Belpointe PREP, LLC (together with its subsidiaries, the “Company,” “we,” “us,” or “our”) was formed on January 24, 2020 as a Delaware limited liability company. We intend to operate in a manner that will allow us to qualify as a partnership for U.S. federal income tax purposes. We are focused on identifying, acquiring, developing or redeveloping and managing commercial real estate located within “qualified opportunity zones.” At least 90% of our assets will consist of qualified opportunity zone property, which enables us to be classified as a “qualified opportunity fund” as defined in the U.S. Internal Revenue Code of 1986, as amended (the “Code”). We qualified as a qualified opportunity fund beginning with our taxable year ended December 31, 2020.

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

Capitalization

We were capitalized with a $10,000 investment by our Sponsor. We are offering the Class A Units in our Primary Offering (as defined in “Note 2 – Exchange Offer, Conversion and Merger”) directly to investors and not through any underwriters, dealer-managers or other agents who would be paid commissions by us or any of our affiliates. In the future, however, we may engage the services of one or more underwriters, dealer-managers or other agents to participate in our Primary Offering or other primary offerings. The amount of selling commissions or deal manager fees that we or our investors would pay to such underwriters, dealer managers or other agents will depend on the terms of their engagement. Our Primary Offering is a “best efforts” offering. We plan to undertake closings on a rolling basis on the last business day of each calendar quarter, we may, however, in our sole discretion, choose to conduct more frequent closings.

We set our Primary Offering price at $100.00 per Class A Unit. No later than the first quarter following the December 31, 2022 year end, and every quarter thereafter, we plan to calculate our net asset value (“NAV”) within approximately 60 days of the last day of each quarter (the “Determination Date”). If our NAV increases above or decreases below the price per Class A Unit as stated in our prospectus, we will adjust the Primary Offering price, effective as of the first business day following its public announcement. The adjusted Primary Offering price will be equal to our adjusted NAV as of the Determination Date (rounded to the nearest dollar) divided by the number of Class A Units outstanding on the Determination Date.

Note 2 – Exchange Offer, Conversion and Merger

Pursuant to the terms of an Agreement and Plan of Merger, dated April 21, 2021 (the “Merger Agreement”), by and among the Company, BREIT Merger, LLC, a Delaware limited liability company (“BREIT Merger”), and wholly-owned subsidiary of the Company, and Belpointe REIT, Inc., a Maryland corporation (“Belpointe REIT”), BREIT Merger commenced an offer (the “Offer”) to exchange each outstanding share of common stock, par value $0.01 per share (the “Common Stock”), of Belpointe REIT validly tendered in the Offer for 1.05 Class A units (the “Class A Units”) representing limited liability company interests of the Company, with any fractional Class A Units rounded up to the nearest whole unit (the “Transaction Consideration”). The purpose of the Offer was for the Company to acquire control of the entire equity interest in Belpointe REIT while at the same time preserving the status of Belpointe REIT’s investments as qualified opportunity zone investments, and the Company’s status as a qualified opportunity fund.

The Offer expired on June 18, 2021. As of the expiration of the Offer, 757,098 shares of Belpointe REIT’s Common Stock had been validly tendered, representing 63.62% of the issued and outstanding shares of Common Stock. The Minimum Condition (as defined in the Merger Agreement) for the Offer was satisfied because the number of shares of Common Stock of Belpointe REIT validly tendered represented at least a majority of the aggregate voting power of the shares of Common Stock outstanding immediately following consummation of the Offer. In connection with the Offer and Merger (as defined in the Merger Agreement), we filed a registration statement on Form S-4 (the “Form S-4”), as amended (File No. 333-255427), with the U.S. Securities and Exchange Commission (the “SEC”). The Form S-4 was declared effective on September 13, 2021. On September 14, 2021, BREIT Merger accepted for exchange all of the shares of Common Stock validly tendered in the Offer and, effective September 14, 2021 (the “Exchange Date”), Belpointe REIT completed the QOZB Sale (as defined in the Merger Agreement).

Concurrently with the Form S-4, we also filed a registration statement on Form S-11, as amended (File No. 333-255424) with the SEC to register a continuous primary offering of up to $750,000,000 in our Class A Units (the “Primary Offering”). The Primary Offering was declared effective on September 30, 2021.

On October 1, 2021, pursuant to the conditions in the Merger Agreement, Belpointe REIT converted (the “Conversion”) from a corporation into BREIT, LLC, a Maryland limited liability company (“BREIT”), and in connection with the Conversion each outstanding share of Belpointe REIT Common Stock was converted into a limited liability company interest (an “Interest”) of BREIT.

On October 12, 2021, all other conditions to the Merger having been satisfied, BREIT merged with and into BREIT Merger, with BREIT Merger surviving. In the Merger, each Interest issued and outstanding immediately prior to the effective time of the Merger was converted into the right to receive the Transaction Consideration discussed above. In connection with the Merger, 433,025 BREIT Interests were exchanged for 455,002 of our Class A Units issued at $100.00 per Class A Unit.

Upon consummation of the Merger, effective October 12, 2021, we entered into a Release and Cancellation of Indebtedness Agreement with BREIT Merger, the surviving entity in the Merger, pursuant to the terms of which BREIT Merger cancelled the Secured Notes and discharged us from all obligations to repay the principal and any accrued interest on the Secured Notes. See “Note 4 – Related Party Arrangements” for additional details regarding the Secured Notes.

The following table summarizes the carrying value of Belpointe REIT’s net assets on the Exchange Date (amounts in thousands).

Belpointe REIT
Assets
Real estate under construction (1)	$4
Cash and cash equivalents	14,251
Loan receivable to affiliate (1) (2)	24,773
Investment in real estate (3)	3,207
Other assets (1)	7
Total assets	42,242
Liabilities
Due to affiliates (1)	256
Accounts payable (1)	17
Accrued expenses and other liabilities (1)	5
Total liabilities	278
Total net assets (4)	$41,964

(1)	Represents non-cash investing activity during the year ended December 31, 2021.

(2)	The Secured Notes, as defined in “Note 4 – Related Party Arrangements,” and respective accrued interest were eliminated upon the Exchange Date.

(3)	Proceeds from the redemption of Belpointe REIT’s preferred equity interests, as further discussed in “Note 7 - Loans Receivable”, were received on October 1, 2021.

(4)	Represents the Company’s noncontrolling interest in Belpointe REIT as of the Exchange Date relating to the shares of Belpointe REIT Common Stock that were not tendered. Upon consummation of the Merger on October 12, 2021, the noncontrolling interest carrying value was reclassed to the Class A unitholders members’ equity.

The Company obtained a controlling financial interest in Belpointe REIT on the Exchange Date and consolidated Belpointe REIT and its subsidiaries as of December 31, 2021. We accounted for the Offer and the Merger, collectively “the Transaction”, as an asset reorganization of entities under common control due to the fact that all of the voting ownership interests of Belpointe REIT were exchanged for voting ownership interests in Belpointe PREP through the issuance of Class A units. Accordingly, the Transaction was accounted for at carrying value prospectively on the Exchange Date.

The following table summarizes the components of the Common Stock exchanged as of December 31, 2021:

Belpointe REIT Common Stock exchanged (1)	1,190,123
Exchange ratio	1.05
Belpointe PREP Class A units issued	1,249,629
Additional Belpointe PREP Class A units issued in lieu of fractional Class A units (2)	381
Total Belpointe PREP Class A units exchanged	1,250,010
Belpointe PREP Class A unit price (3)	$100.00
Total Class A units issued in connection with the Offer and Merger(4)	$125,001,000

(1)	Represents Belpointe REIT’s outstanding Common Stock exchanged in connection with the Offer and Merger.

(2)	All fractional Class A units issued in the Offer and Merger were rounded up to the nearest whole unit.

(3)	Belpointe PREP Class A unit offering price.

(4)	Represents non-cash financing activity during the year ended December 31, 2021.

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting and conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and Article 8 of Regulation S-X of the rules and regulations of the SEC. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature.

Basis of Consolidation

The accompanying consolidated financial statements reflect all of our accounts, including those of our controlled subsidiaries. The portion of members’ capital (deficit) in controlled subsidiaries that are not attributable, directly or indirectly, to us are presented in noncontrolling interest. All significant intercompany accounts and transactions have been eliminated.

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

The following table presents the financial data of the consolidated VIEs included in the consolidated balance sheets as of December 31, 2021 and 2020, respectively (amounts in thousands):

	December 31, 2021	December 31, 2020
Assets
Real estate
Land	$5,127	$—
Building and improvements	10,226	—
Intangible assets	6,731	—
Real estate under construction	76,332	14,895
Total Real estate	98,416	14,895
Accumulated depreciation and amortization	(35)	—
Real estate, net	98,381	14,895
Cash and cash equivalents	188,608	506
Other assets	503	1
Total assets	$287,492	$15,402

Liabilities
Debt, net	$10,790	$—
Due to affiliates	305	357
Accounts payable	1,118	39
Accrued expenses and other liabilities	822	16
Total liabilities	$13,035	$412

An interest in a VIE requires reconsideration when an event occurs that was not originally contemplated. At each reporting period we will reassess whether there are any events that require us to reconsider our determination of whether an entity is a VIE and whether it should be consolidated.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the Jump Start Our Business Startups Act of 2012 (“JOBS Act”). Under Section 107 of the JOBS Act, emerging growth companies are permitted to use an extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards that have different effective dates for public and private companies. We have elected to use the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an emerging growth company, or (ii) affirmatively and irrevocably opt out of the extended transition period provided in Section 7(a)(2)(B). By electing to extend the transition period for complying with new or revised accounting standards, these consolidated financial statements may not be comparable to the consolidated financial statements of companies that comply with public company effective dates.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could materially differ from those estimates.

Allocation of Purchase Price of Acquired Assets and Liabilities

Upon the acquisition of real estate properties we determine whether a transaction is a business combination, which requires that the assets acquired and liabilities assumed constitute a business. If the assets acquired are not a business, we account for the transaction as an asset acquisition. We capitalize acquisition-related costs and fees associated with our asset acquisitions, and expense acquisition-related costs and fees associated with business combinations.

It is our policy to allocate the purchase price of properties to acquired tangible assets, consisting of land, buildings, fixtures and improvements, and identified intangible lease assets and liabilities, consisting of the value of above-market and below-market leases, as applicable, the other value of in-place leases, certain development rights and the value of tenant relationships, based in each case on their fair values. The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, which value is then allocated to land, buildings and improvements based on management’s determination of the fair values of these assets. We measure the aggregate value of other intangible assets acquired based on the difference between the property valued (i) with existing in-place leases, adjusted to market rental rates, and (ii) as if vacant. Other factors considered include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions and costs to execute similar leases.

We consider information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods. We estimate costs to execute similar leases including leasing commissions and legal and other related expenses to the extent that such costs have not already been incurred in connection with a new lease origination as part of the transaction. In connection with the purchase of real property for development use, development rights are often transferred from one party to another to provide additional density. This transfer of rights allows an entity to permit, construct and develop additional dwelling units. Accordingly, we allocate a portion of the purchase price to these development right intangible assets based on the value attributed to the land of which we do not hold title to but are provided density transfer rights over. These rights are amortized to amortization expense over the useful life based on the respective contract. If the rights are transferred in perpetuity and there are no legal, regulatory, contractual, competitive, economic or other factors that limit its useful life, we consider the intangible asset indefinite-lived and therefore do not amortize.

The total amount of other intangible assets acquired are further allocated to in-place lease values and customer relationship intangible values based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. We consider the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors. We amortize the value of in-place leases to depreciation and amortization expense over the remaining term of the respective leases (as well as any applicable below market renewal options). The value of customer relationship intangibles will be amortized to expense over the initial term in the respective leases, but in no event will the amortization periods for the intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles would be charged to expense in that period.

The values of acquired above-market and below-market leases are determined based on our experience and the relevant facts and circumstances that existed at the time of the acquisitions and are recorded based on the present values (using discount rates which reflect the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the leases negotiated and in place at the time of acquisition of the properties, and (ii) our estimate of fair market lease rates for the properties or equivalent properties. Such valuations include consideration of the non-cancellable terms of the respective leases (as well as any applicable below market renewal options). The values of above and below-market leases associated with the original non-cancelable lease term are amortized to rental revenue over the terms of the respective non-cancelable lease periods. The portion of the values of the leases associated with below-market renewal options, that are likely to be exercised, are amortized to rental revenue over the respective renewal periods.

When we acquire leveraged properties, the fair value of the related debt instruments is determined using a discounted cash flow model with rates that take into account the credit of the tenants, where applicable, and interest rate risk. Such resulting premium or discount is amortized over the remaining term of the obligation and is included in other income (expense) in the consolidated financial statements. We also consider the value of the underlying collateral taking into account the quality of the collateral, the credit quality of the tenant, the time until maturity and the current interest rate.

The determination of the fair value of the assets and liabilities acquired requires the use of significant assumptions with regard to current market rental rates, discount rates and other variables.

Real Estate

Real estate is carried at cost, less accumulated depreciation. Expenditures which improve or extend the useful life of the assets are capitalized, while expenditures for maintenance and repairs, which do not extend lives of the assets, are charged to expense.

Deprecation is calculated using the straight-line method based on the estimated useful lives of the respective assets (not to exceed 40 years).

Project costs directly related to the construction and development of real estate projects (including but not limited to interest and related loan fees, property taxes, insurance and legal costs) are capitalized as a cost of the project. Indirect project costs that relate to projects are capitalized and allocated to the projects to which they relate. Pertaining to assets under development, capitalization begins when both direct and indirect project costs have been made and it is probable that development of the future asset is probable. Capitalization of project costs will cease when the project is considered substantially completed and occupied, or ready for its intended use (but no later than one year from cessation of major construction activity). Upon substantial completion, depreciation of these assets will commence. If discrete portions of a project are substantially completed and occupied and other portions have not yet reached that stage, the substantially completed portions are accounted for separately. We allocate costs incurred between the portions under construction and the portions substantially completed and only capitalize those costs associated with the portions under construction.

Impairment of Long-Lived Assets

The Company evaluates its tangible and identifiable intangible real estate assets for impairment when events such as declines in a property’s operating performance, deteriorating market conditions, or environmental or legal concerns bring recoverability of the carrying value of one or more assets into question. When qualitative factors indicate the possibility of impairment, the total undiscounted cash flows of the property, including proceeds from disposition, are compared to the net book value of the property. If this test indicates that impairment exists, an impairment loss is recorded in earnings equal to the shortage of the book value to fair value, calculated as the discounted net cash flows of the property.

Abandoned Pursuit Costs

Pre-development costs incurred in pursuit of new development opportunities which we deem to be probable will be capitalized in Other assets on the consolidated balance sheets. If the development opportunity is not probable or the status of the project changes such that it is deemed no longer probable, construction costs incurred will be expensed.

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

Interest income on real estate loans and notes receivable is recognized on an accrual basis over the lives of the loans or notes. We stop accruing interest on loans when circumstances indicate that it is probable that the ultimate collection of all interest due according to the loan agreement will not be realized.

Leasing Costs

Costs incurred to obtain tenant leases are amortized using the straight-line method over the term of the related lease agreement. Such costs include lease incentives, leasing commissions and legal costs. If the lease is terminated early, the remaining unamortized deferred leasing cost is written off. Leasing costs are capitalized in Other assets on the consolidated balance sheets.

Deferred Financing Costs

Deferred financing costs include fees and other expenditures necessary to obtain debt financing and are amortized on a straight-line basis, which approximates the effective interest method, over the term of the loan. Deferred financing costs are presented as a direct deduction from the related debt liability and any unamortized financing costs are charged to earnings when debt is retired before the maturity date.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash held in major financial institutions, cash on hand and liquid investments with original maturities of three months or less. Cash balances may at times exceed federally insurable limits per institution, however, we deposit our cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure.

Restricted Cash

Restricted cash consists of amounts required to be reserved pursuant to lender agreements for debt service. The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the consolidated statements of cash flows (in thousands):

	December 31, 2021	December 31, 2020
Cash and cash equivalents	$192,131	$6,578
Restricted cash (1)	215	—
Total cash and cash equivalents and restricted cash	$192,346	$6,578

(1)	Restricted cash is included within Other assets on our consolidated balance sheets.

Subscriptions Receivable

Subscriptions receivable consists of units that have been issued with subscriptions that have not yet settled. As of December 31, 2021 and 2020, there was approximately $20.3 million and zero, respectively, in subscriptions that had not yet settled. All of these funds were settled prior to the filing of this report. Subscriptions receivable are carried at cost which approximates fair value.

Fair Value Measurements

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

Non-controlling Interest

A noncontrolling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and separate from the parent company’s equity. In addition, consolidated net income is required to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and the amount of consolidated net income attributable to the parent and the noncontrolling interest are required to be disclosed on the face of the consolidated statements of operations.

Organization, Primary Offering and Other Operating Costs

Organization costs are expensed as incurred. Offering expenses include, without limitation, legal, accounting, printing, mailing and filing fees and expenses, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our escrow agent and transfer agent, fees to attend retail seminars and reimbursements for customary travel, lodging, meals and entertainment expenses associated therewith, but excluding upfront selling commissions or dealer manager fees. Offering costs, when incurred, will be charged to members’ equity against the gross proceeds of our Offering. Offering costs for the year ended December 31, 2021 was $0.6 million, of which $0.1 million was unpaid and represents a non-cash financing activity. The Company became liable to reimburse the Manager and its affiliates, including our Sponsor, when the first closing was held in connection with our Offering, which occurred in October 2021.

Pursuant to the Management Agreement by and among the Company, Operating Companies and Manager (the “Management Agreement”), we will reimburse our Manager, Sponsor, and their respective affiliates, for actual expenses incurred on behalf of the Company in connection with the selection, acquisition or origination of an investment, whether or not we ultimately acquire or originate the investment. We will also reimburse our Manager, Sponsor, and their respective affiliates, for out-of-pocket expenses paid to third parties in connection with providing services to the Company. Pursuant to the Employee and Cost Sharing Agreement by and among the Company, Operating Companies, Manager and Sponsor (the “Employee and Cost Sharing Agreement”), we will reimburse our Sponsor and Manager for expenses incurred for our allocable share of the salaries, benefits and overhead of personnel providing services to us. The expenses shall be payable, at the election of the recipient, in cash, by issuance of our Class A Units at the then-current NAV, or through some combination of the foregoing.

Leases

All of our leases are deemed operating leases of which we recognize future minimum rents on a straight-line basis over the non-cancellable lease term. For our operating leases that contain arrangements involving reimbursements for costs such as common area maintenance, real estate taxes and insurance costs, we present these amounts within Rental revenue in our consolidated statement of operations in the period in which the applicable expenses are incurred.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. Below-market rent liabilities, net and Accounts Payable were previously presented within Accounts payable, accrued expenses and other liabilities, but are now presented separately, in the consolidated balance sheets. Interest expense was previously presented separately, but is now presented within Other income (expense), in the consolidated statements of operations.

We identified an error in our consolidated balance sheet as of September 30, 2021 as it relates to one of Belpointe REIT’s previously consolidated entities, BPOZ 1991 Main, LLC. As a result of the QOZB Sale and separate asset reorganization of entities under common control discussed in Note 2, Belpointe REIT’s accumulated losses of $1.7 million from BPOZ 1991 Main, LLC should have been recorded as a reduction to the Class A Members’ Capital as of September 30, 2021 and therefore the loan provided to Belpointe Investment Holding would have been reduced. We concluded that this adjustment was not material to our consolidated financial statements for the current period or any prior periods and this correction was made as of December 31, 2021 accordingly.

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

Other Assets and Liabilities

Other assets in the consolidated balance sheets include our transaction costs pertaining to our deal pursuits, restricted cash, interest on loan receivables, property deposits, capitalized leasing commissions, corporate fixed assets, utility deposits, prepaid expenses, and accounts receivable. We include accrued expenses, straight-line lease liabilities, prepaid rent and security deposits payable in Accrued expenses and other liabilities in the consolidated balance sheets.

Income Taxes

We intend to operate in a manner that will allow us to qualify as a partnership for U.S. federal income tax purposes. Generally, an entity that is treated as a partnership for U.S. federal income tax purposes is not a taxable entity and incurs no U.S. federal income tax liability. Accordingly, no provision for U.S. federal income taxes has been made in the consolidated financial statements of the Company. If we fail to qualify as a partnership for U.S. federal income tax purposes in any taxable year, and if we are not entitled to relief under the Code for an inadvertent termination of our partnership status, we will be subject to federal and state income tax on our taxable income at regular corporate income tax rates.

Loss Per Unit

Loss per unit represents both basic and dilutive per-unit amounts for the period presented in the consolidated financial statements. Basic and diluted loss per unit is calculated by dividing Net loss attributable to the Company by the weighted-average number of Class A Units outstanding during the year.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-02, Leases, which is codified in ASC 842, Leases, and supersedes current lease guidance in ASC 840, Leases. The update amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. As an emerging growth company, we are permitted, and have elected, to use an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. For private companies, ASC 842 will be effective for annual reporting periods beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses. ASU 2016-13 introduces a new model for estimating credit losses based on current expected credit losses for certain types of financial instruments, including loans receivable, held-to-maturity debt securities, and net investments in direct financing leases, amongst other financial instruments. ASU 2016-13 also modifies the impairment model for available-for-sale debt securities and expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for losses. As an emerging growth company, we are permitted, and have elected, to use an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. For private companies, ASU 2016-13 will be effective for annual reporting periods beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

Note 4 - Related Party Arrangements

On October 28, 2020, Belpointe REIT lent the Company $35.0 million pursuant to the terms of a secured promissory note (the “First Secured Note”). On February 16, 2021, Belpointe REIT lent the Company an additional $24.0 million pursuant to the terms of a second secured promissory note (the “Second Secured Note”). On May 28, 2021, the Company and Belpointe REIT entered into an agreement to amend the Maturity Date of the First Secured Note and Second Secured Note to December 31, 2021 (the “Maturity Date”). In addition, on May 28, 2021, Belpointe REIT lent the Company an additional $15.0 million pursuant to the terms of a third secured promissory note (the “Third Secured Note” and, together with the First Secured Note and Second Secured Note, the “Secured Notes”). The Secured Notes bore interest at a rate of 0.14%, were due and payable on the Maturity Date and were secured by all of the assets of the Company. The Company used the proceeds from the Secured Notes to make certain qualified opportunity zone investments, as discussed below in “Note 5 – Real Estate, Net.”

Upon consummation of the Merger, effective October 12, 2021, we entered into a Release and Cancellation of Indebtedness Agreement with BREIT Merger, the surviving entity in the Merger, pursuant to the terms of which BREIT Merger cancelled the Secured Notes and discharged us from all obligations to repay the principal and any accrued interest on the Secured Notes (a non-cash financing activity). All intercompany activity between the Company and Belpointe REIT have been eliminated for the year ended December 31, 2021.

In accordance with the terms of the Merger Agreement, effective September 14, 2021, Belpointe REIT sold its interest in the holding company for an approximately 5.2-acre site located in Sarasota, Florida (the “1991 Main Interest”) to Belpointe Investment Holding, LLC, a Delaware limited liability company (“BI Holding”) and affiliate of our Chief Executive Officer, for an aggregate purchase price of $23.1 million, which was evidenced by a secured promissory note bearing interest at a rate of 5% per annum and due and payable at maturity on September 14, 2022 (the “BI Secured Note”). Upon consummation of the Merger, we acquired the BI Secured Note as successor in interest to Belpointe REIT.

Effective November 30, 2021, we acquired the 1991 Main Interest from BI Holding in consideration of its payment to us of $0.3 million in interest that had accrued under the terms of the BI Secured Note through November 30, 2021, and in satisfaction of its remaining obligations under the BI Secured Note. For additional details regarding our acquisition of the 1991 Main Interest see “Note 5 – Real Estate, Net.”

The Manager and its affiliates, including our Sponsor, will receive fees or reimbursements in connection with our Primary Offering and the management of our investments.

The following table presents a summary of fees incurred and reimbursable expenses to the Manager and its affiliates, including our Sponsor, in accordance with the terms of the relevant agreements (amounts in thousands):

	Year Ended December 31, 2021	January 24, 2020 (Formation) to December 31, 2020
Amounts Included in the Consolidated Statements of Operations
Costs incurred by the Manager and its affiliates (1)	$1,618	$81
Management fees	674	—
Director compensation	20	—
	$2,312	$81

Other capitalized costs
Development fee and reimbursements (1)	$1,994	$2,611
Offering costs	513	—
Acquisition fee	38	—
	$2,545	$2,611

(1)	Includes wage, overhead and other reimbursements to the Manager and its affiliates.

The following table presents a summary of amounts included in Due to affiliates in the consolidated financial statements (amounts in thousands):

	December 31, 2021	December 31, 2020
Amounts Due to affiliates
Employee cost sharing and reimbursements (1)	$852	$126
Management fees	634	—
Acquisition fee	38	—
Director compensation	20	—
First Secured Note, including accrued interest, to Belpointe REIT (2)	—	35,009
Development fees (1)	—	357
	$1,544	$35,492

(1)	Includes wage, overhead and other reimbursements to the Manager and its affiliates, including our Sponsor.

(2)	The Secured Notes were eliminated as a result of the Company obtaining a controlling financial interest in Belpointe REIT (see “Note 2 – Exchange Offer, Conversion and Merger”).

Organization, Primary Offering and Merger Expenses

The Manager and its affiliates, including our Sponsor, will be reimbursed, as described in the following paragraph, for organization and offering expenses incurred in conjunction with our organization and Primary Offering as well as expenses incurred in connection with the Transaction, which is described in greater detail in “Note 2 – Exchange Offer, Conversion and Merger.” As of December 31, 2021 and 2020, the Manager and its affiliates, including our Sponsor, have incurred organization and Primary Offering expenses of $0.6 million and $0.2 million, respectively, on behalf of the Company. As of December 31, 2021 and 2020, the Manager and its affiliates, including our Sponsor, have incurred Transaction expenses of $0.2 million and $0.1 million, respectively.

Other Operating Expenses

Pursuant to the Management Agreement by and among the Company, Operating Companies and Manager (the “Management Agreement”), we will reimburse our Manager, Sponsor, and their respective affiliates, for actual expenses incurred on behalf of the Company in connection with the selection, acquisition or origination of an investment, whether or not the Company ultimately acquires or originates the investment. We will also reimburse our Manager, Sponsor, and their respective affiliates, for out-of-pocket expenses paid to third parties in connection with providing services to the Company. Pursuant to the Employee and Cost Sharing Agreement by and among the Company, Operating Companies and Manager, we will reimburse our Sponsor and Manager for expenses incurred for our allocable share of the salaries, benefits and overhead of personnel providing services to us. As of December 31, 2021 and 2020, the Manager and its affiliates, including our Sponsor, have incurred operating expenses of $1.3 million and $0.1 million, inclusive of wage reimbursements of $0.8 million and $0.1 million, respectively, on behalf of the Company. The expenses shall be payable, at the election of the recipient, in cash, by issuance of our Class A units at the then-current NAV, or through some combination of the foregoing.

Management Fee

Subject to the oversight of our board of directors (the “Board”), the Manager is responsible for managing the Company’s affairs on a day-to-day basis and for the origination, selection, evaluation, structuring, acquisition, financing and development of our commercial real estate properties, real estate-related assets, including but not limited to commercial real estate loans, and debt and equity securities issued by other real estate-related companies, as well as private equity acquisitions and investments, and opportunistic acquisitions of other qualified opportunity funds and qualified opportunity zone businesses.

Pursuant to the Management Agreement we will pay our Manager a quarterly management fee in arrears of one-fourth of 0.75%. The management fee will be based on our NAV at the end of each quarter, which, no later than the first quarter following the December 31, 2022 year end, and every quarter, thereafter, will be announced within approximately 60 days of the last day of each quarter. For the year ended December 31, 2021, we incurred management fees of $0.7 million which are included in Property expenses in the consolidated statements of operations.

Property Management Oversight Fee

Our Manager, Sponsor or an affiliate of our Manager or Sponsor, will be paid an annual property management oversight fee, to be paid by the individual subsidiaries of our Operating Companies, equal to 1.5% of the revenue generated by the applicable property. There were no property management oversight fees for the year ended December 31, 2021 or for the period beginning January 24, 2020 (formation) to December 31, 2020.

Development Fee

Affiliates of our Sponsor are entitled to receive (i) development fees on each project in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project, and (ii) reimbursements for their expenses, such as employee compensation and other overhead expenses incurred in connection with the project.

In connection with our acquisitions of 902-1020 First and 900 8th Avenue South (as defined in “Note 5 – Real Estate, Net”), a development fee of 4.5% of total project costs will be charged throughout the course of each project, of which one half was due at the close of each acquisition and is included in Real estate under construction in our consolidated balance sheets as of December 31, 2021 and 2020.

During the year ended December 31, 2021, we incurred employee reimbursement expenditures to the development managers of $0.6 million, of which $0.5 million is included in Real estate under construction in our consolidated balance sheet and $0.1 million is included in General and administrative expenses in our consolidated statement of operations. As of December 31, 2021 and 2020, zero and $0.3 million, respectively, remained due and payable to our affiliates for upfront development fees, and $0.4 million and less than $0.1 million, respectively, remained due and payable to our affiliates for employee reimbursement expenditures relating to projects under development.

Acquisition Fee

We will pay our Manager, Sponsor, or an affiliate of our Manager or Sponsor, an acquisition fee equal to 1.5% of the total value of any acquisition transaction, including any acquisition through merger with another entity (but excluding any transactions in which our Sponsor, or an affiliate of our Manager or Sponsor, would otherwise receive a development fee). As of December 31, 2021, we incurred acquisition fees of less than $0.1 million in connection with the 901-909 Central (as defined in “Note 5 – Real Estate, Net”) acquisition. We did not incur any acquisition fees as of December 31, 2020, since all investments acquired as of that date were or will be subject to payment of development fees.

Economic Dependency

Under various agreements, the Company has engaged the Manager and its affiliates, including in certain cases the Sponsor, to provide certain services that are essential to the Company, including asset management services, asset acquisition and disposition services, supervision of our Primary Offering and any subsequent offerings, as well as other administrative responsibilities for the Company, including accounting services and investor relations services. As a result of these relationships, we are dependent upon the Manager and its affiliates, including the Sponsor. In the event that these companies are unable to provide the Company with these services, we would be required to find alternative providers of these services.

Note 5 – Real Estate, Net

Acquisitions of Real Estate During 2021

On February 24, 2021, an indirect wholly owned subsidiary of our Operating Company and an unaffiliated third party (the “JV Partner”) entered into a limited liability company agreement (the “LLC Agreement”) for BPOZ 900 Eighth QOZB, LLC, a Delaware limited liability company (“BPOZ 900 Eighth QOZB”). BPOZ 900 Eighth QOZB was formed for purposes of acquiring all of the limited partnership interests of 900 Eighth, LP, a Tennessee limited partnership (“900 Eighth”). 900 Eighth was formed to acquire a 3.17-acre land assemblage, consisting of a few small buildings, parking lots and open lots, located in Nashville, Tennessee (together “900 8th Avenue South”). Pursuant to the LLC Agreement, the JV Partner assigned the purchase and sale agreement for 900 8th Avenue South together with a previously paid property deposit of $0.4 million to BPOZ 900 Eighth QOZB in exchange for the JV Partner’s deemed initial capital contribution of $0.2 million (a non-cash investing activity during the year ended December 31, 2021) and a promissory note (the “900 Eighth Promissory Note”) from 900 Eighth in the amount of $0.2 million. The 900 Eighth Promissory Note, which is included in Accrued expenses and other liabilities in the consolidated balance sheets, earns interest at the greater of (i) 1% per annum, or (ii) the short-term adjusted applicable federal rate for the current month for purposes of Section 1288(b) of the Code, and matures upon receipt of construction permits which we expect to receive in 2022. On May 28, 2021, 900 Eighth completed the acquisition of 900 8th Avenue South for a purchase price of $19.7 million, inclusive of transaction costs of $0.1 million. We funded this acquisition with proceeds from the Secured Notes. This acquisition was deemed to be an asset acquisition and all transaction costs were capitalized. All related assets were recorded at their relative fair values based on the purchase price and acquisition costs incurred. We anticipate funding entitlement and development costs with a mix of equity investments by the JV Partner and proceeds from the Primary Offering.

On March 12, 2021, through an indirect majority-owned subsidiary of our Operating Company, we completed the acquisition of a parcel of land located in St. Petersburg, Florida, for a purchase price of $2.5 million, inclusive of transaction costs of $0.1 million. We funded this acquisition with proceeds from the Secured Notes. This acquisition was deemed to be an asset acquisition and all transaction costs were capitalized. The purchase price was allocated to land, building, intangible assets and below-market lease liability of $1.9 million, $0.6 million, $0.2 million and $0.2 million, respectively. All related assets and liabilities, including identifiable intangibles, were recorded at their relative fair values based on the purchase price and acquisition costs incurred.

On May 7, 2021, through an indirect majority-owned subsidiary of our Operating Company, we completed the acquisition of a 1.205-acre site, consisting of a fully leased retail building and parking lot located in Sarasota, Florida, for a purchase price of $4.7 million, inclusive of transaction costs of $0.1 million. We funded the acquisition with proceeds from the Secured Notes. The property will be used as a future development site. This acquisition was deemed to be an asset acquisition and all transaction costs were capitalized. The purchase price was allocated to land and intangible in-place lease assets of $4.5 million and $0.2 million, respectively. All related assets, including identifiable intangibles, were recorded at their relative fair values based on the purchase price and acquisition costs incurred.

On July 15, 2021, through an indirect majority-owned subsidiary, we completed the acquisition of a 9-acre parcel of land located in Storrs, Connecticut, for a purchase price of $0.1 million, inclusive of transaction costs of less than $0.1 million. We funded the purchase price with proceeds from the Secured Notes and anticipate holding Storrs Road for future multifamily development.

On October 29, 2021, through certain indirect majority-owned subsidiaries of our Operating Company, we completed the acquisition of an approximately 8-acre site consisting of two industrial buildings and associated parking located in Nashville, Tennessee, for a purchase price of $21.0 million, inclusive of transaction costs of $0.2 million. This acquisition was deemed to be an asset acquisition and all transaction costs were capitalized. All related assets were recorded at their relative fair values based on the purchase price and acquisition costs incurred.

On November 18, 2021, through an indirect majority-owned subsidiaries of our Operating Company, we completed the acquisition of an approximately 1.66-acre site consisting of a 10,000 square foot retail building and associated parking lot located in Nashville, Tennessee, for a purchase price of $2.1 million, inclusive of transaction costs of $0.1 million. Upon closing the building was leased to the seller for a term of 12 months, with the ability to continue month to month thereafter. This acquisition was deemed to be an asset acquisition and all transaction costs were capitalized. The purchase price was allocated to land, building and in-place lease intangible asset of $1.8 million, $0.2 million and $0.1 million, respectively. All related assets and liabilities, including identifiable intangibles, were recorded at their relative fair values based on the purchase price and acquisition costs incurred.

Effective November 30, 2021, pursuant to the terms of an Agreement to Accept Interests in Satisfaction of Obligations, through an indirect majority owned subsidiary, we acquired the 1991 Main Interest from BI Holding for a gross purchase price of $33.9 million, excluding debt assumed in connection with the transaction of $10.8 million. As part of this acquisition, we assumed an outstanding secured loan from First Florida Integrity Bank (the “1991 Main Loan”), the current outstanding principal balance of which is $10.8 million. This acquisition was deemed to be an asset acquisition and all transaction costs were capitalized. All related assets and liabilities, including identifiable intangibles, were recorded at their relative fair values based on the purchase price and acquisition costs incurred. The purchase price was allocated as follows (amounts in thousands):

As of November 30, 2021
Assets
Real Estate
Land (1)	$3,159
Building and improvements (1)	10,226
Intangible assets (1)	6,731
Real estate under construction (1)	11,853
Total Real estate (1)	31,969
Accumulated depreciation and amortization (1)	—
Real estate, net (1)	31,969
Cash and cash equivalents	2,165
Other assets (2)	519
Total assets	$34,653

Liabilities
Debt, net (1)	$10,787
Due to affiliates (1)	89
Accounts payable (1)	302
Accrued expenses and other liabilities (1)	403
Total liabilities	$11,581

Total net assets	$23,072

(1)	Represents non-cash investing activity during the year ended December 31, 2021.
(2)	Includes restricted cash of $0.3 million. The remaining $0.2 million represents non-cash investing activity during the year ended December 31, 2021.

On December 21, 2021, through an indirect majority-owned subsidiary of our Operating Company, we completed the acquisition of a 0.129-acre site, consisting of a one-story 5,328 gross square foot mixed-use building, located in St. Petersburg, Florida (“901-909 Central”), for a purchase price of $2.6 million, inclusive of transaction costs of $0.1 million. This acquisition was deemed to be an asset acquisition and all transaction costs were capitalized. The purchase price was allocated to land, building, in-place lease intangible asset and below-market lease liability of $1.1 million, $1.6 million, $0.4 million and $0.5 million, respectively. All related assets and liabilities, including identifiable intangibles, were recorded at their relative fair values based on the purchase price and acquisition costs incurred.

Acquisitions of Real Estate During 2020

On October 30, 2020, through an indirect majority-owned subsidiary of our Operating Company, we completed the acquisition of several parcels, comprising 1.6-acres of land, located in St. Petersburg, Florida (together “902-1020 First”), for a purchase price of $12.1 million, inclusive of transaction costs. We funded the land acquisition costs with proceeds from the First Secured Note and anticipate funding the development costs with a mix of equity and land and construction loans. This acquisition was deemed to be an asset acquisition and all transaction costs were capitalized and recorded at their relative fair values based on the purchase price and acquisition costs incurred.

On October 30, 2020, through certain indirect majority-owned subsidiaries of our Operating Company, we completed the acquisition of a 1.3-acre site, consisting of a former gas station, a three-story office building with parking lot with a one-story retail building, located in Sarasota, Florida, for an aggregate purchase price of $6.9 million, inclusive of transaction costs. We funded the acquisition with proceeds from the First Secured Note and anticipate funding the redevelopment costs with a mix of equity and construction loans. This acquisition was deemed to be an asset acquisition and all transaction costs were capitalized. The purchase price was allocated to land and building of $4.8 million and $2.1 million, respectively. All related assets were recorded at their relative fair values based on the purchase price and acquisition costs incurred.

On October 30, 2020, through certain indirect majority-owned subsidiaries of our Operating Company, we completed the acquisition of a 1.62-acre site, consisting of a six-story office building with parking lot, located in Sarasota, Florida, for an aggregate purchase price of $7.0 million, inclusive of transaction costs. We funded the acquisition costs with proceeds from the First Secured Note and anticipate funding the redevelopment costs with a mix of equity and construction loans. This acquisition was deemed to be an asset acquisition and all transaction costs were capitalized. The purchase price was allocated to land, building and improvements, in-place lease intangible asset and below-market lease liability for $4.9 million, $1.6 million, $2.0 million, and $1.5 million, respectively.

Depreciation expense was $0.2 million and less than $0.1 million for the year ended December 31, 2021 and the period beginning January 24, 2020 (formation) to December 31, 2020, respectively.

Real Estate Under Construction

The following table provides the activity of our Real Estate Under Construction (amounts in thousands):

	December 31, 2021	December 31, 2020
Beginning balance	$15,101	$—
Land held for development (1)	48,085	12,060
Acquisition of construction in progress	4,662	—
Capitalized costs (1) (2) (3)	8,991	3,041
Capitalized interest	43	—
	$76,882	$15,101

(1)	Includes non-cash investing activity of $1.6 million and $0.5 million for the the years ended December 31, 2021, and December 31, 2020, respectively.

(2)	Includes development fees and employee reimbursement expenditures of $2.7 million and $2.6 million for the year ended December 31, 2021, and the period beginning January 24, 2020 (formation) to December 31, 2020, respectively.

(3)	Includes direct and indirect project costs incurred of $0.5 million and less than $0.1 million for the the year ended December 31, 2021 and the period beginning January 24, 2020 (formation) to December 31, 2020, respectively.

Note 6 – Intangible Assets and Liabilities

Intangible assets and liabilities are summarized as follows (in thousands):

	December 31,
	2021			2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
In-place leases	$2,941	$(383)	$2,558	$2,008	$(17)	$1,991
Indefinite-Lived Intangible Assets
Development rights	5,659	—	5,659	—	—	—
Ground lease purchase option	1,072	—	1,072	—	—	—
Total intangible assets	$9,672	$(383)	$9,289	$2,008	$(17)	$1,991

Finite-Lived Intangible Liabilities
Below-market leases	$(2,159)	$159	$(2,000)	$(1,508)	$13	$(1,495)
Total intangible liabilities	$(2,159)	$159	$(2,000)	$(1,508)	$13	$(1,495)

In-place lease intangible assets recorded for 2021 acquisitions, noted above, are included in Intangible assets on the consolidated balance sheets and are being amortized over a weighted average lease term of approximately 3.5 years. In-place lease intangible asset recorded for 2020 acquisitions, noted above, are included in Intangible assets on the consolidated balance sheets and are being amortized over a weighted average lease term of 20.0 years.

During the year ended December 31, 2021, the amortization of in-place lease intangible asset was $0.4 million and is included in Depreciation and amortization expense on the consolidated statements of operations. During the period beginning January 24, 2020 (formation) to December 31, 2020, the amortization of in-place lease intangible asset was less than $0.1 million and is included in Depreciation and amortization expense on the consolidated statements of operations.

Intangible assets recorded in connection with our acquisition of the 1991 Main Interest (as discussed in greater detail in “Note 4 - Related Party Arrangements,” and “Note 5 – Real Estate, Net”) include land development rights of $5.7 million (which have a perpetual legal and economic life) and a ground lease purchase option of $1.1 million which we have exercised as of the date of this report. These intangible assets are included in Intangible assets on the consolidated balance sheets.

The below-market lease liabilities recorded for 2021 acquisitions, noted above, are included in Below-market rent liabilities, net on the consolidated balance sheets and are being amortized over a weighted average lease term of approximately 5.2 years. In-place lease intangible asset recorded for 2020 acquisitions, noted above, are included in Intangible assets on the consolidated balance sheets and are being amortized over a weighted average lease term of 20.0 years.

During the year ended December 31, 2021, the amortization of below-market lease liability was $0.1 million and is included in Rental revenue on the consolidated statements of operations. During the the period beginning January 24, 2020 (formation) to December 31, 2020, the amortization of below-market lease liability was less than $0.1 million and is included in Rental revenue on the consolidated statements of operations.

Based on the intangible assets and liabilities recorded as of December 31, 2021, scheduled annual net amortization of intangibles for the next five calendar years and thereafter is as follows (in thousands):

Years Ending December 31,	Increase in Rental Revenue	Increase to Amortization	Net
2022	$(230)	$390	$160
2023	(195)	249	54
2024	(145)	155	10
2025	(145)	144	(1)
2026	(145)	144	(1)
Thereafter	(1,140)	1,476	336
	$(2,000)	$2,558	$558

Note 7 – Loans Receivable

As discussed in greater detail in “Note 4 - Related Party Arrangements” and “Note 5 – Real Estate, Net”, effective September 14, 2021, Belpointe REIT lent $24.8 million to BI Holding pursuant to the terms of the BI Secured Note at an annual interest of 5% and term to maturity of one year. Effective November 30, 2021, the principal due under the BI Secured Note was fully settled in exchange for the interest in BPOZ 1991 Main and the accrued interest of $0.3 million was repaid.

On September 30, 2021, we lent $3.5 million to CMC Storrs SPV, LLC a Connecticut limited liability company (“CMC”), pursuant to the terms of a non-recourse promissory note (the “CMC Note”) secured by a Mortgage Deed and Security Agreement on a property owned by CMC located in Mansfield, Connecticut. CMC used the proceeds from the CMC Note to enter into a Redemption Agreement with BPOZ 497 Middle Holding, LLC, a Connecticut limited liability company (“BPOZ 497”), and indirect majority-owned subsidiary of Belpointe REIT, to redeem BPOZ 497’s preferred equity investment in CMC in accordance with the terms of the Merger Agreement. Interest accrues on the CMC Note at a rate of 12% per annum and is due and payable at maturity on March 29, 2022.

Interest income from loans receivable for the year ended December 31, 2021 was $0.4 million and is included in Interest income in our consolidated statements of operations. There was no interest income from loans receivable for the period beginning January 24, 2020 (formation) to December 31, 2020.

Note 8 – Debt, Net

Debt, net consists of one non-recourse mortgage loan— the 1991 Main Loan (as described in greater detail in “Note 5 – Real Estate, Net,”)—which is guaranteed by our Chief Executive Officer and held with an unrelated third party, and which is collateralized by the assignment of real property with a carrying value of $33.1 million at December 31, 2021. As of December 31, 2021, the 1991 Main Loan has an outstanding balance of $10.8 million (excluding debt discount net of accumulated amortization of less than $0.1 million) and a fixed annual interest rate of 4.75%. The 1991 Main Loan matures May 6, 2022 and is interest only, with a balloon payment due at maturity.

Note 9 - Fair Value of Financial Instruments

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

As of December 31, 2021, the Company did not have any significant financial instruments. We estimated that our other financial assets and liabilities had fair values that approximated their carrying values as of December 31, 2021 and 2020.

Note 10 – Loss Per Unit

Basic and Diluted Loss Per Unit

For the year ended December 31, 2021, the basic and diluted weighted-average units outstanding was 410,194. For the year ended December 31, 2021, net loss attributable to Class A Units was $3.1 million and the loss per basic and diluted unit was $7.64.

During the period beginning January 24, 2020 (formation) to December 31, 2020, the basic and diluted weighted-average units outstanding was 100. During the period beginning January 24, 2020 (formation) to December 31, 2020, net loss attributable to Class A Units was $0.1 million and the loss per basic and diluted unit was $1,120.

Note 11 – Members’ Capital (Deficit)

Our Amended and Restated Limited Liability Company Operating Agreement (our “Operating Agreement”) generally authorizes our Board to issue an unlimited number of units and options, rights, warrants and appreciation rights relating to such units for consideration or for no consideration and on the terms and conditions as determined by our Board, in its sole discretion, without the approval of any members. These additional securities may be used for a variety of purposes, including in future offerings to raise additional capital and acquisitions. Our Operating Agreement currently authorizes the issuance of an unlimited number of Class A units, 100,000 Class B units and one Class M unit. As of December 31, 2021, there are 3,382,149 Class A units, 100,000 Class B units and one Class M unit issued and outstanding.

As of December 31, 2021, there were 202,952 units issued by the Company pursuant to subscription agreements which had not yet settled. Accordingly, $20.3 million was a non-cash financing activity during 2021 and was recorded as a Subscriptions receivable on our consolidated balance sheet relating to such units issued as of December 31, 2021. As of filing, all of these funds have been received.

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

Class M unit

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

Note 12 – Commitments and Contingencies

As of December 31, 2021, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

Note 13 – Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring after the balance sheet date through the date the audited consolidated financial statements were available for issuance require potential adjustment to or disclosure in the audited consolidated financial statements and has concluded that all such events or transactions that would require recognition or disclosure have been recognized or disclosed.

Loan

On January 3, 2022, through an indirect wholly-owned subsidiary, we provided a commercial mortgage loan in the principal amount of $30.0 million (the “Norpointe Loan”) to Norpointe, LLC (“Norpointe”), an affiliate of our Chief Executive Officer. Norpointe is the owner of certain real property located at 41 Wolfpit Avenue, Norwalk, Connecticut 06851 (the “Norpointe Property”). The Norpointe Loan is evidenced by a promissory note bearing interest at a rate of 5% per annum, due and payable on December 31, 2022, and is secured by a first mortgage lien on the Norpointe Property. Given our excess cash on hand as of the year ended December 31, 2021, management viewed the Norpointe transaction as an opportunity to earn a strong rate of return on that cash by making a low risk—due to the low loan-to-value ratio and first priority mortgage interest—short-term loan rather than depositing the funds in a lower yielding account pending investment in future developments.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated, as of the end of the period covered by this Form 10-K, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Managements Report on Internal Control over Financial Reporting

This Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm as permitted in this transition period under the rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Board of Directors

We operate under the direction of our Board, the members of which are accountable to the Company and our members as fiduciaries. Our current Board members are Brandon Lacoff, Martin Lacoff, Dean Drulias, Timothy Oberweger, Shawn Orser and Ronald Young, Jr. Our Chief Executive Officer is Brandon Lacoff and our Chief Strategic Officer and Principal Financial Officer is Martin Lacoff.

Our Operating Agreement divides our Board into three classes, designated Class I, Class II and Class III. Shawn Orser and Timothy Oberweger are Class I directors, Martin Lacoff and Ronald Young Jr. are a Class II directors and Brandon Lacoff and Dean Drulias are Class III directors. The initial term of Class I directors will expire at our first annual meeting of members, the initial term of Class II directors will expire at our second annual meeting of members and the initial term of Class III directors will expire at our third annual meeting of members. At each successive annual meeting of members beginning with the first annual meeting, successors to the class of directors whose term expires at such annual meeting will be elected. The holder of our Class M unit, voting separately as a class, is entitled to elect one Class III director (the “Class M Director”) all other directors will be elected by the vote of a plurality of our outstanding Class A units and Class B units, voting together as a single class, to serve for a three-year term and until their successors are duly elected or appointed and qualified. Brandon Lacoff is the Class M Director.

Executive Officers and Directors

The following table sets forth information about our executive officers and directors as of March 7, 2022:

Name	Age	Position
Brandon E. Lacoff	47	Chairman of the Board and Chief Executive Officer
Martin Lacoff	74	Director, Chief Strategic Officer and Principal Financial Officer
Dean Drulias	75	Independent Director
Timothy Oberweger	47	Independent Director
Shawn Orser	46	Independent Director
Ronald Young Jr.	47	Independent Director

Brandon Lacoff, Esq. has been our Chief Executive Officer since our founding in January 2020 and Chairman of our Board since September 2021. He was also the founder of Belpointe REIT, Inc., a qualified opportunity fund and affiliate of our Manager and Sponsor, and was the Chairman of the Board of Directors, Chief Executive Officer and President from its founding in June 2018 through our acquisition of Belpointe REIT, Inc, in October 2021. Mr. Lacoff is the founder of Belpointe, LLC, a private equity investment firm, and has been Belpointe’s Chief Executive Officer since its founding in 2011. From 2001 to 2011, Mr. Lacoff was a Managing Director and the co-founder of Belray Capital, a Greenwich, Connecticut based real estate and investment firm, which was acquired by Belpointe in 2011. Belpointe is known for such developments as its luxury residential developments in Greenwich (Beacon Hill of Greenwich) to its Class A apartments in Norwalk, Connecticut (The Waypointe District) and Stamford, Connecticut (Baypointe). Belpointe owns several operating businesses throughout the region, including Belpointe Asset Management LLC, a financial asset management firm that manages over $3 billion in tradable securities. Mr. Lacoff and his executive team bring financial strength, operational expertise and investing discipline to its portfolio of investments. Mr. Lacoff currently serves as the Chairman of the Board of Directors for Belpointe Multifamily Development Fund I, LP, a real estate private equity fund. Prior to Belpointe, Mr. Lacoff began his finance/accounting/tax career at Arthur Andersen, LLP then with Ernst & Young, LLP, in their Mergers and Acquisitions departments. In 2001, he co-founded Belray Capital, and in 2004 left Ernst & Young to focus full-time on Belray Capital. Mr. Lacoff holds a Juris Doctor degree and a Master of Business Administration from Hofstra University and a bachelor’s degree in Finance from Syracuse University. Mr. Lacoff has served on the board of multiple non-profit organizations, including Greenwich Wiffle for the Greenwich Police Silver Shield Association, Youth Services for the Town of Greenwich (a joint venture between the Town of Greenwich and United Way of Greenwich), and the Eagle Hill School Alumni Board. Mr. Lacoff currently serves on the board of two non-profit organizations, The Belpointe Foundation and the Eagle Hill School Board of Trustees. Mr. Lacoff is licensed to practice law as an attorney in the State of Connecticut and State of New York. Mr. Lacoff was selected as a director because of his ability to lead our company and his detailed knowledge of our strategic opportunities, challenges, competition, financial position and business.

Martin Lacoff has been our Chief Strategic Officer and Principal Financial Officer since our founding in January 2020 and a member of our Board since September 2021. Mr. Lacoff is an entrepreneur with over 45 years’ experience in successfully starting, developing and operating businesses within the securities, real estate, and natural resources industries. He was also Vice Chairman of the Board of Directors and Chief Strategic Officer of Belpointe REIT, Inc., a qualified opportunity fund REIT and affiliate of our Manager and Sponsor, since its founding in June 2018 through our acquisition of Belpointe REIT, Inc, in October 2021. His considerable professional experience includes former Vice-Chairman and Co-Founder of Walker Energy Partners, one of first publicly traded Master Limited Partnership (MLP) that he brought public; and former Chairman, Founder and General Securities Principal of LaClare Securities, Inc., a NASD broker dealer. Mr. Lacoff was also formerly Vice President of institutional equities at Mitchell Hutchins and later Paine Webber. Mr. Lacoff previously served as a Director of Fortune Natural Resources Corporation, a public company that was listed on the American Stock Exchange and is currently on the Board of Directors of the Lion’s Foundation of Greenwich, a charitable organization dedicated to helping the blind and visually impaired. Since 2012, Mr. Lacoff has served as a Board of Director for Belpointe Multifamily Development Fund I, LP, where he helps in real estate investment decisions. Mr. Lacoff is an engineer by training, having graduated from Rensselaer Polytechnic Institute and has a Master of Business Administration in Finance from the Simon Business School at University of Rochester. Mr. Lacoff was selected to serve as a director because of his extensive investment and financial experience and detailed knowledge of our acquisition and operational opportunities and challenges.

Dean Drulias, Esq. has been practicing private law in Westlake Village, California, since 2002. He was also a member of the Board of Directors of Belpointe REIT, Inc., a qualified opportunity fund REIT, an affiliate of our Manager and Sponsor. Mr. Drulias formerly served as Director, Corporate Secretary and General Counsel of Fortune Natural Resources Corporation, a public oil and gas exploration and production services company that was listed on the American Stock Exchange. Mr. Drulias was also a stockholder and a practicing attorney at the law firm of Burris, Drulias & Gartenberg, where he specialized in the areas of energy, environmental and real property law. Mr. Drulias received his undergraduate degree from the University of California Berkley and has a Juris Doctor degree from Loyola Law School. Mr. Drulias is a member of the California and Texas State Bars. Mr. Drulias was selected as a director because of his senior executive officer and board service experience.

Timothy Oberweger has been a Vice President and Senior Business Development Officer at Stewart Title Commercial Services, a title insurance and settlement company providing services to the real estate and mortgage industries since October 2017. He has over 15 years of experience in the title insurance industry. Previously, from November 2015 to September 2017, Mr. Oberweger served as Managing Director & Counsel of First American Title Insurance Company. From September 2009 to November 2015, Mr. Oberweger served as Vice President & Counsel of Fidelity National Title Insurance Company and, from September 2005 to August 2009, as Counsel of First American Title Insurance Company. Mr. Oberweger served as chair of the Young Mortgage Bankers Association from August 2015 to December 2017, and since May 2010 has served on the Executive Board of Brooklyn Law School’s Alumni Association. From May 1995 to May 1996, he served on the Alumni Board of Macalester College. Mr. Oberweger is currently and has been since March 2018 a member of National Multifamily Housing Council and, since January 2020, a member of Urban Land Institute, ULI and National Association for Industrial and Office Parks. Mr. Oberweger has also previously been a member of the Mortgage Bankers Association, MBA of New York, The International Council of Shopping Centers and served as an elected member of the Representative Town Meeting in Greenwich, Connecticut from September 2011 to December 2017. Mr. Oberweger holds a Juris Doctor from Brooklyn Law School and a Bachelor of Arts from Macalester College.

Shawn Orser has been the President of Seaside Financial & Insurance Services, a San Diego, California based investment advisory firm since 2009. He was also a member of the Board of Directors of Belpointe REIT, Inc., a qualified opportunity fund REIT, an affiliate of our Manager and Sponsor. Mr. Orser began his career in finance supporting an Index Arbitrage desk at RBC Dominion Securities, then moved to Merrill Lynch where he worked on the trading desk for the Equity Linked Products Group. Thereafter, he then joined Titan Capital, a New York City based hedge fund where he traded equity derivatives, then worked as a proprietary trader for Remsemberg Capital trading equity and option strategies. Afterwards, he moved to the retail side of the investment management business with Northwestern Mutual, then later joined Seaside Financial & Insurance Services. Mr. Orser earned his bachelor’s degree in Finance from Syracuse University. Mr. Orser was selected as a director because of his extensive investment and finance experience.

Ronald Young, Jr. has been the President and Co-founder of Tri-State LED, a subsidiary of Revolution Lighting Technologies (NASDAQ: RVLT), which provides LED solutions to commercial, industrial and municipal organizations since 2010. He was also a member of the Board of Directors of Belpointe REIT, Inc., a qualified opportunity fund REIT, an affiliate of our Manager and Sponsor. Prior to 2010, Mr. Young was a managing director and co-founder of Belray Capital, a Greenwich, Connecticut based real estate and investment firm, which was later acquired by Belpointe. Mr. Young has also held several positions in the investment and financial industry with MAC Pension Inc., Strategies for Wealth Strategies (an agency of The Guardian Life Insurance Company of America), and AG Edwards & Sons Inc. (now Wells Fargo Advisors). Ron earned his undergraduate degree from the University of Connecticut. Mr. Young was selected as a director because of his extensive investment and real estate development experience.

Family Relationships

Brandon Lacoff, Chairman of the Board and our Chief Executive Officer, is the son of Martin Lacoff, a member of the Board and our Chief Strategic Officer and Principal Financial Officer. There are no other family relationships among our executive officers or directors.

Executive Advisory Board

Our Board has established an Executive Advisory Board to provide both it and our Manager with advice regarding, among other things, potential investment opportunities, general market conditions and debt and equity financing opportunities. The Executive Advisory Board will initially consist of Sarah Broderick, Patrick Brogan, Donald Cogsville, Stephen Soler and Fredrick Stoleru. The members of the Executive Advisory Board will not participate in meetings of our Board unless specifically invited to attend. The Executive Advisory Board will meet at such times as requested by our Board or our Manager. The members of the Executive Advisory Board can be appointed and removed and the number of members of the Executive Advisory Board may be increased or decreased by our Manager from time to time for any reason. The appointment and removal of members of the Executive Advisory Board do not require approval of our Members. The members of our Executive Advisory Board are set forth below.

Sarah Broderick is the Founder of The FEAT, formed in November 2018, which delivers products and services aimed at bringing professionals that have left traditional roles in corporate America back into the economy. Ms. Broderick is also currently and has been since November 2020, the executive-in-residence at the UConn Werth Institute for Entrepreneurship and Innovation and also has served on the Werth Institute’s Advisory Board since January 2021. Prior to founding The FEAT, Ms. Broderick served as the COO/CFO and member of the Board of Directors of VICE Media from March 2016 to November 2018. Earlier in her career, Ms. Broderick held senior roles across a range of organizations, including oversight of the SEC reporting and the global accounting operations for General Electric from June 2012 to September 2014, and leadership positions at Endeavor from September 2014 to March 2016, NBC Universal from July 2009 to June 2012 and Deloitte from July 2000 to July 2009. Ms. Broderick serves on the Board of Directors of the Girl Scouts of Connecticut, a position which she has held since May2008 and has been involved in fundraising for the UConn Foundation since November 2019. Ms. Broderick holds a Master of Science in Accounting and a Bachelor of Science in Accounting from the University of Connecticut, where she was also a four-year member and captain of the UConn softball team.

Patrick Brogan is the President of BB Land Holdings, a private real estate investment company, and an Officer of the Black-Brogan Foundation, a family foundation focused on empowerment through education. He was also a member of the Executive Board of Belpointe REIT, Inc., a qualified opportunity fund REIT, an affiliate of our Manager and Sponsor. Mr. Brogan’s has extensive background in data networking, as he was an early employee at Breakaway Solutions, Blade Logic, Egenera, and Fuze. Over the years Mr. Brogan’s role ranged from Engineering to Sales, to Investor, and ultimately Board of Directors. Mr. Brogan’s extensive business background made him into an expert investor and advisor to early-stage businesses. Mr. Brogan holds a bachelor’s degree from Boston College.

Donald P. Cogsville is the Chief Executive Officer of The Cogsville Group, a New York-based private equity real estate investment firm founded in 2007. Since its inception, the firm has invested in $3 billion of commercial and residential real estate, representing over 4,000 assets in 49 states. Mr. Cogsville began his career as an attorney in the Structured Finance Group at Skadden, Arps, Slate, Meagher & Flom LLP. He then joined the Leveraged Finance Group at Merrill Lynch as an investment banker, and left Merrill Lynch to found RCM Saratoga Capital LLC, a boutique investment banking firm focused on generating value in the urban marketplace. Mr. Cogsville is Of Counsel with Akerman LLP, where his practice focuses on real estate development (specifically urban redevelopments, including opportunity zone projects), real estate financing, and real estate asset management. Additionally, Mr. Cogsville serves or has served on the Board of Marchex, Inc., the Board of Visitors of the University of North Carolina, The New York Urban League, Jazz at Lincoln Center, The Amsterdam News Editorial Board and founded the non-partisan voter registration initiative, Citizen Change. Mr. Cogsville holds a B.A. from the University of North Carolina at Chapel Hill and a J.D. from Rutgers University.

Daniel Kowalski is the owner of Wizard of OZ, a bespoke consultancy focused on helping companies utilize Opportunity Zones to grow their businesses while helping the surrounding community to grow and thrive. Previously, from 2017 until January 2021, Mr. Kowalski was Counselor to the Secretary at the U.S. Treasury Department. Mr. Kowalski was the Treasury official responsible for policy development of the regulations, forms and instructions required to implement Opportunity Zones. He worked with Treasury and IRS staff as well as public- and private-sector stakeholders to provide as much flexibility for the use of the Opportunity Zone incentive consistent with the four corners of the statute. Mr. Kowalski has been a featured speaker at over 70 Opportunity Zone events in 30 cities in 20 states and Puerto Rico. He was named a “Top 25 OZ Influencer” in both 2019 and 2020 by Opportunity Zone Magazine. Mr. Kowalski is also a recipient of the Alexander Hamilton Award, the highest Treasury honor for employees whose performance and leadership demonstrate the highest standards of dedication to public service and the Treasury Department. Prior to Treasury, Mr. Kowalski was Deputy Staff Director of the Senate Budget Committee. He also served as the Director of Budget Review for the House Budget Committee. Mr. Kowalski started in Washington with the Congressional Budget Office (CBO) as a Principal Analyst in the unit responsible for preparing CBO’s baseline budget projections. In state government, Mr. Kowalski worked as Director of the Legislative Budget Office for the Missouri General Assembly, and as the senior individual income tax analyst with the Finance Committee for the New York State Senate. Mr. Kowalski started his career as a management analyst for the Deputy Commissioner for Audit in the New York City Department of Finance. Mr. Kowalski holds a Master of Public Policy degree from Harvard’s Kennedy School and a Bachelor of Arts from St. John’s College in Annapolis, Maryland.

Stephen Soler is the Managing Director of Stockbridge Realty Advisors, LLC, where he oversees underwriting, financing, and project management for real estate investments, including assisting Societe Generale with various real estate related matters including developing risk management protocols. Over the past 30 years, Mr. Soler has held senior positions at both real estate investment companies as well as commercial banks focused on commercial real estate financing, where he has overseen more than $15 Billion of commercial real estate transactions covering all asset classes and real estate sectors. Prior to Stockbridge Realty Advisors, LLC, Mr. Soler held the position of Managing Director at Societe Generale and was part of the credit assessment team focused on risk management. Mr. Soler is an Adjunct Professor at the NYU Schack Institute of Real Estate where he has taught for more than fifteen years in the Master of Real Estate Program with a focus on Entrepreneurship and Sustainable Development. Mr. Soler graduated from the University of Massachusetts at Amherst with a degree in economics, and he attended the Harvard Graduate School of Design. He has served as a member of the Economics Department Advisory Board at the University of Massachusetts, the Board of the YMCA of Greenwich, and on several Town of Greenwich Boards and Advisory Committees.

Fredrick Stoleru is a Principal with Blackburn Point Realty, the real estate affiliate of Hepco Capital Management, LLC, a private investment firm that seeks to make controlled investments in diverse business sectors, particularly real estate, middle market private operating companies, and energy and financial companies. Prior to Blackburn, Mr. Stoleru was the President and Chief Executive Officer of Atlas Resources LLC and Vice President of the general partner of Atlas Growth Partners, L.P., which owns and operates natural gas drilling partnerships. In addition to experience at Atlas, Mr. Stoleru has a considerable professional experience that includes serving as Vice President of Business Development at Resource Financial Institutions Group, Inc., a Principal of NPV/Direct Invest, an Associate at the Capital Transactions Group of the Shorenstein Company, and an Investment Banking Associate with JP Morgan Investment Management. Mr. Stoleru received a Master of Business Administration degree from Georgetown University and a Bachelor of Science degree in business from the University of Delaware.

Audit Committee

The purpose of the audit committee is to assist our Board in overseeing and monitoring the quality and integrity of our financial statements, our compliance with legal and regulatory requirements, the performance of our internal audit function and our independent registered public accounting firm’s qualifications, independence and performance.

Our audit committee is comprised of Dean Drulias, Shawn Orser and Ronald Young Jr. The chair of our audit committee is Shawn Orser. Our Board has determined that each member of our audit committee satisfies the independence standards under Rule 10A-3 promulgated under the Exchange Act and the NYSE American listing standards. The audit committee has a charter that is available on our website, www.belpointeoz.com, under the “Investors” section.

Code of Ethics

We have a Code of Business Conduct and Ethics, which applies to our employees, if any, officers and directors and is available on our website, www.belpointeoz.com, under the “Investors” section. We intend to disclose any amendments to or waivers of our Code of Business Conduct and Ethics on behalf of our principal executive officer, principal financial officer or principal accounting officer, either on our website or in a Current Report on Form 8-K filing.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who beneficially own more than ten percent of our Class A units to file initial reports of ownership and reports of changes in ownership with the SEC and furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us or written representations from such persons that they were not required to file a Form 5 to report previously unreported ownership or changes in ownership, we believe that, with respect to the year ended December 31, 2021, such persons complied with all such filing requirements.

Member Recommendations for Nominations to the Board of Directors

Our nominating and corporate governance committee will consider recommendations of candidates for election as directors that are submitted by any member holding a sufficient number of voting units both on the date of the submission and the date of the annual meeting such that the member may elect one or more directors to the Board assuming that such member cast all of the votes it is entitled to cast in such election in favor of a single candidate and such candidate receives no other votes from any other member, and so long as such recommendations comply with our Operating Agreement and applicable laws, rules, and regulations, including those promulgated by the SEC and the NYSE American. Our nominating and corporate governance committee will evaluate such recommendations in accordance with its charter, our Operating Agreement, and our policies and procedures for director candidates. This process is designed to ensure that our Board includes members with diverse backgrounds, skills, and experience, including appropriate financial and other expertise relevant to our business. Eligible members wishing to recommend a candidate for nomination should contact our Manager in writing at Belpointe PREP, LLC, 255 Glenville Road, Greenwich, Connecticut 06831. Any such recommendations must include the information about the candidate required by our Operating Agreement, a statement of support by the recommending member, evidence of the recommending member’s ownership of our voting units, and a signed letter from the candidate confirming willingness to serve on our Board. Our nominating and corporate governance committee has discretion to decide which individuals to recommend for nomination as directors.

Members must deliver written notice to our Manager not less than 90 days nor more than 120 days prior to the anniversary of the date of the immediately preceding annual meeting; provided that where no annual meeting was held in the prior year or the annual meeting is set for a date that is more than 30 days before or after the anniversary of the prior year’s annual meeting, members must deliver such notice not later than the close of business on the 10th day following the date on which we first publicly disclose the date of the annual meeting.

Item 11. Executive Compensation.

We are externally managed and currently have no employees or intention of having any employees who serve as executive officers of the Company. Our executive officers serve as officers of affiliates of our Manager and our Sponsor and are employees of such affiliate or one or more of their respective affiliates. We rely on our Manager to manage our day-to-day operations, implement our investment objectives and investment strategy and perform certain services for us pursuant to the Management Agreement. Our executive officers do not receive any compensation from us or any of our subsidiaries, but rather are compensated by their respective employers. In addition, the Management Agreement does not require that our executive officers devote a specific amount of time to the business and affairs of the Company.

Non-Employee Director Compensation

We commenced principal operations on October 28, 2020. For the year ended December 31, 2021, each of our non-employee directors received $5,000 in cash compensation for their service as directors. Going forward, we intend to establish a policy to compensate each of our non-employee directors on an annual basis paid in quarterly installments in arrears, which compensation may, in the sole discretion of our Board, be paid to members in the form of cash or equity, or a combination of both cash and equity. We also intend to adopt a unit ownership policy for our non-employee directors in order to better align our non-employee directors’ financial interests with those of our unitholders by requiring non-employee directors to own a minimum level of our Class A units.

We do not pay our directors additional fees for attending board meetings, but we reimburse each of our directors for reasonable out-of-pocket expenses incurred in connection with attending board and committee meetings (including, but not limited to, airfare, hotel and food). For the year ended December 31, 2021, all of our Board and committee meetings have been held virtually and our directors did not incur any expenses in connection with attending board or committee meetings.

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters.

The following table sets forth information regarding the number and percentage of Class A units, Class B units and the Class M unit owned by

●	each of our directors;

●	each of our named executive officers

●	all of our directors and executive officers as a group;

●	and any person known to us to be the beneficial owner of more than 5% of our outstanding units.

As of March 7, 2022, there were 3,382,149 Class A units issued and outstanding, 100,000 Class B units issued and outstanding and one Class M unit issued and outstanding.

Beneficial ownership is determined in accordance with the rules of the SEC. Under these rules, more than one person may be deemed a beneficial owner of the same securities, and a person may be deemed a beneficial owner of securities as to which he has no economic interest. To our knowledge, except as otherwise set forth in the notes to the following table, each person named in the table has sole voting and investment power with respect to all of the interests shown as beneficially owned by such person. Unless otherwise specified, the address for each of the persons named below is c/o Belpointe PREP, LLC, 255 Glenville Road, Greenwich, Connecticut 06831.

	Class A units Beneficially Owned		Class B units Beneficially Owned		Class M units Beneficially Owned
Name of Beneficial Owner	Number	Percent	Number	Percent	Number	Percent
Directors and Officers
Brandon E. Lacoff (1)(2)	207	*	100,000	100%	1	100%
Martin Lacoff (3)	12	*	—	—%	—	—%
All directors and officers as a group	219	*	100,000	100%	1	100%

5% Unitholders
Empirical Financial Services, LLC. d.b.a. Empirical Wealth Management (4)	225,931	7%	—	—	—	—
Belpointe PREP Manager, LLC (2)	—	100%	100,000	100%	1	100%

*	Represents less than 1%

(1)	Belpointe, LLC, our Sponsor, owns 206 Class A units and Belpointe Capital Management, LLC (“BCM”), an affiliate of our Sponsor, owns one Class A unit. Brandon E. Lacoff, the manager of our Sponsor and BCM, may be deemed to share voting and dispositive power with respect to the Class A units held by our Sponsor and BCM.

(2)	Belpointe PREP Manager, LLC, our Manager, owns 100,000 Class B units and one Class M unit, and Brandon E. Lacoff, the manager of our Manager, may be deemed to share voting and dispositive power with respect to the Class B units and Class M unit held by our Manager.

(3)	M&C Partners III, owns 12 Class A units and Martin Lacoff and his spouse share voting and dispositive power with respect to the Class A Units.

(4)	Based on information contained in a Schedule 13G filed with the SEC by Empirical Financial Services, LLC. d.b.a. Empirical Wealth Management (“Empirical”) on February 14, 2022. According to the Schedule 13G, as of December 31, 2021, Empirical had sole power to vote or direct the vote of 217,722 of our Class A units beneficially owned and sole power to dispose of or direct the disposition of 225,931 of our Class A units beneficially owned. The address of Empirical’s principal business office is 1420 5th Avenue, Suite 3150, Seattle, Washington 98101. The Schedule 13G provides information only as of December 31, 2021 and, consequently, the beneficial ownership of Empirical may have changed between December 31, 2021 and March 11, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following describes all transactions during the fiscal year ended December 31, 2021 and all currently proposed transactions involving us, our executive officers, directors, Manager, Sponsor and any of their respective affiliates.

Our Transactions with Belpointe REIT

During the fiscal year ended December 31, 2021 we entered into a series of transaction with Belpointe REIT, Inc. Belpointe REIT is an affiliate of our Sponsor, and our Sponsor is indirectly owned by our Chief Executive Officer and beneficially owned by certain immediate family members of our Chief Executive Officer.

Pursuant to the Merger Agreement, we, through our wholly-owned subsidiary BREIT Merger, completed an Offer to exchange each outstanding share of Belpointe REIT Common Stock validly tendered for 1.05 of our Class A units, with any fractional Class A units rounded up to the nearest whole unit. Following consummation of the Offer, and upon satisfaction of certain conditions precedent in the Merger Agreement, Belpointe REIT converted into a limited liability company, BREIT, with each outstanding share of Common Stock converting into an Interest in BREIT, and BREIT merged with and into BREIT Merger, with BREIT Merger surviving. In the Merger, each Interest issued and outstanding immediately prior to the Merger was converted into the right to receive the Transaction Consideration. For additional details regarding the Offer and the Merger see, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Transactions with Belpointe REIT, Inc.”

Prior to and in connection with the Offer and Merger, we entered into a series of loan transactions with Belpointe REIT whereby Belpointe REIT advanced us an aggregate of $74.0 million evidenced by Secured Notes bearing interest at a rate of 0.14%, due and payable on the Maturity Date and secured by all of our assets. Upon consummation of the Merger, effective October 12, 2021, we entered into a Release and Cancellation of Indebtedness agreement with BREIT Merger, the surviving entity in the Merger, pursuant to the terms of which BREIT Merger cancelled the Secured Notes and discharged us from all obligations to repay the principal and any accrued interest on the Secured Notes. For additional details regarding the Secured Notes see, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Transactions with Belpointe REIT, Inc.”

Affiliate Transactions

In accordance with the terms of the Merger Agreement, Belpointe REIT sold its 1991 Main Interest to BI Holding. In connection with the transaction we provided a $24.8 million loan to BI Holding, evidenced by the BI Secured Note, bearing interest at a rate of 5% per annum and due and payable at maturity on September 14, 2022. BI Holding is indirectly owned by our Chief Executive Officer and beneficially owned by certain immediate family members of our Chief Executive Officer. Upon consummation of the Merger, we acquired the BI Secured Note as successor in interest to Belpointe REIT.

Effective November 30, 2021, we acquired the 1991 Main Interest from BI Holding in consideration of its payment to us of $0.3 million in interest that had accrued under the terms of the BI Secured Note through November 30, 2021, and in satisfaction of its remaining obligations under the BI Secured Note. For additional details regarding our acquisition of the 1991 Main Interest see, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Investments—Investments in Multifamily and Mixed-Use Rental Properties—1991 Main Street – Sarasota, Florida.”

On January 3, 2022, through an indirect wholly-owned subsidiary, we provided a commercial mortgage loan in the principal amount of $30.0 million (the “Norpointe Loan”) to Norpointe, LLC (“Norpointe”). Certain immediate family members of our Chief Executive Officer hold a minority interest in Norpointe, amounting to an approximately $7.6 million interest in the transaction. Norpointe is the owner of certain real property located at 41 Wolfpit Avenue, Norwalk, Connecticut 06851 (the “Property”). The Norpointe Loan is evidenced by a promissory note bearing interest at a rate of 5% per annum, due and payable on December 31, 2022, and is secured by a first mortgage lien on the Property.

The opportunity zone regulations allow us to apply the 90% Asset Test without taking into account any proceeds from our Primary Offering that we receive in the 6-month period preceding the Test Date, provided those proceeds are held in cash, cash equivalents, or a debt instrument with a term of 18-months or less. Accordingly, given our excess cash on hand as of the year ended December 31, 2021, management viewed the Norpointe transaction as an opportunity to earn a strong rate of return on that cash by making a low risk—due to the low loan-to-value ratio and first priority mortgage interest—short-term loan rather than depositing the funds in a lower yielding account pending investment in future developments. For additional details regarding the 90% Asset Test see, Item 1. “Business—Qualified Opportunity Zone Program.”

Our Relationship with our Manager and Sponsor

We are externally managed by our Manager, which is responsible for managing our day-to-day operations, implementing our investment objectives and strategy and performing certain services for us, subject to oversight by our Board and the limitations set forth in our Operating Agreement. Our Manager is an affiliate of our Sponsor and is indirectly owned by our Chief Executive Officer and beneficially owned by certain immediate family members of our Chief Executive Officer.

Our Management Agreement

Pursuant to the terms of the Management Agreement, a team of investment and asset management professionals, acting through our Manager, makes all decisions regarding the origination, selection, evaluation, structuring, acquisition, financing and development of our commercial real estate properties, real estate-related assets, including commercial real estate loans and mortgages, and debt and equity securities issued by other real estate-related companies, as well as private equity acquisitions and investments, and opportunistic acquisitions of other qualified opportunity funds and qualified opportunity zone businesses, subject to the limitations in our operating agreement. Our Manager also provides portfolio management, marketing, investor relations, financial, accounting and other administrative services on our behalf with the goal of maximizing our operating cash flow and preserving our invested capital.

Pursuant to the terms of the Management Agreement, our Manager is responsible for, among other things:

●	serving as our investment and financial manager with respect to originating, underwriting, acquiring, and managing our investment portfolio;

●	structuring the terms and conditions of our acquisitions, sales and joint ventures; and

●	retaining, for and on our behalf, services related to, among other things, our Primary Offering, and any other offerings that we may conduct, the development, operation and management of our investments, calculation of our NAV, administrative, accounting, tax, legal and investor relations services, financing services, and services related to property management, leasing, development and construction.

The initial term of the Management Agreement continues through December 31, 2025, and may only be terminated (i) for “cause,” (ii) upon the bankruptcy of our Manager, or (iii) upon a material breach of the Management Agreement by our Manager. “Cause” is defined in the Management Agreement to mean fraud or willful malfeasance, gross negligence, the commission of a felony or a material violation of applicable law, in each case that has or could reasonably be expected to have a material adverse effect on us. Following the initial term, the Management Agreement will automatically renew for an unlimited number of three-year terms unless we elect not to renew it by providing our Manager with 180 days’ prior notice.

Upon any termination or non-renewal of the Management Agreement by us or any termination of the Management Agreement by our Manager for our breach of the Management Agreement, our Manager will be entitled to receive its prorated management fee through the expiration or termination date and will be paid a termination fee equal to six times the annual management fee earned by our Manager during the 12-month period ended as of the last day of the quarter immediately preceding the termination date.

In addition, upon any termination or non-renewal of the Management Agreement, our Manager will continue to hold our Class B units. Upon termination or non-renewal of the Management Agreement, our Manager will cooperate with us and take all reasonable steps requested by us to assist our Board in making an orderly transition of the management function.

Management Fee, Class B Units and Expense Reimbursement

As compensation for its services under the Management Agreement, we pay our Manager a quarterly management fee at an annualized rate of 0.75%. The management fee is based on our NAV at the end of each fiscal quarter. During the year ended December 31, 2021, our Manager was paid $0.7 million in management fees. During the period beginning January 24, 2020 (formation) to December 31, 2020, our Manager did not receive any management fees.

As additional compensation for its services under the Management Agreement, we issued our Manager 100,000 Class B units, representing all of our issued and outstanding Class B units. The Class B units entitle our Manager to 5% of any gain recognized by or distributed to us or recognized by or distributed from our Operating Companies or any subsidiary. As a result, any time we recognize an operating gain (excluding depreciation) or receive a distribution, whether from continuing operations, net sale proceeds, refinancing transactions or otherwise, our Manager is entitled to receive 5% of the aggregate amount of such gain or distribution, regardless of whether the holders of our Class A units have received a return of their capital. The allocation and distribution rights that our Manager is entitled to with respect to its Class B units may not be amended, altered or repealed, and the number of authorized Class B Units may not be increased or decreased, without the consent of our Manager. During the year ended December 31, 2021, and for the period beginning January 24, 2020 (formation) to December 31, 2020, we did not make any Class B unit allocations or distributions to our Manager.

Pursuant to the Management Agreement, we reimburse our Manager and its affiliates, including our Sponsor, for actual fees and expenses incurred in connection with our Primary Offering, the Offer and Merger, the selection, origination, acquisition and management of our investments, and for out-of-pocket expenses paid to third parties in connection with providing services to us. Expenses reimbursable are payable at the election of the recipient in cash, by issuance of our Class A units at the then-current NAV, or through some combination of the foregoing. For additional details regarding the Offer and the Merger see, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Transactions with Belpointe REIT, Inc.”

During the year ended December 31, 2021, and for the period beginning January 24, 2020 (formation) to December 31, 2020, our Manager and its affiliates, including our Sponsor, incurred $1.3 million and $0.3 million, respectively, for fees and expenses on our behalf.

Our Employee and Cost Sharing Agreement

Pursuant to the Employee and Cost Sharing Agreement, our Sponsor provides our Manager with access to portfolio management, asset valuation, risk management and asset management services, as well as administration services addressing legal, compliance, investor relations and information technologies necessary for the performance by our Manager of its duties under the Management Agreement, and our Sponsor or one or more of its affiliates is entitled to receive expense reimbursements and our Manager’s allocable share of employment costs incurred by the Sponsor. For additional details regarding our Employee and Cost Sharing Agreement, see Item 1. “Business—Human Capital.”

During the year ended December 31, 2021, and for the period beginning January 24, 2020 (formation) to December 31, 2020, our Sponsor and its affiliates incurred $0.8 million and $0.1 million, respectively, for fees, expenses and employment costs on our behalf.

Development Fees

Pursuant to the terms of development agreements that we enter into with affiliates of our Sponsor, such affiliates are entitled to receive (i) development fees on each project in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project, and (ii) reimbursements for their expenses, such as employee compensation and other overhead expenses incurred in connection with the project.

In connection with our acquisitions of 902-1020 First and 900 8th Avenue South, a development fee of 4.5% of total project costs will be charged throughout the course of each project (the “Development Fee”), of which one half was due at the close of each acquisition. The development company receiving the Development Fee is indirectly owned by our Chief Executive Officer and beneficially owned by certain immediate family members of our Chief Executive Officer. For additional details regarding our acquisition of 902-1020 First and 900 8th Avenue South see, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Investments—Investments in Multifamily and Mixed-Use Rental Properties.”

During the year ended December 31, 2021, affiliates of our Sponsor were paid $1.8 million for upfront development fees and we incurred $0.6 million for employee reimbursement expenditures relating to projects under development, of which $0.3 million was paid. During the period beginning January 24, 2020 (formation) to December 31, 2020, affiliates of our Sponsor were paid $2.2 million for upfront development fees and we incurred less than $0.1 million for employee reimbursement expenditures relating to projects under development, of which none was paid.

Director Independence

Our Class A units are listed on the NYSE American under the symbol “OZ.” Pursuant to NYSE American’s corporate governance requirements, a majority of a listed company’s board of directors must be made up of independent directors. Under the NYSE American corporate governance requirements, a director is “independent” if the director is not an executive officer or employee of the company and the company’s board of directors affirmatively determines that the director does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our Board has determined that Dean Drulias, Timothy Oberweger, Shawn Orser and Ronald Young, Jr. are independent directors under the NYSE American corporate governance requirements.

Item 14. Principal Accountant Fees and Services

The following table sets forth the aggregate fees for professional services provided by our independent registered public accounting firm, Citrin Cooperman & Company, LLP, for the year ended December 31, 2021 and for the period beginning January 24, 2020 (formation) to December 31, 2020.

	Year Ended December 31, 2021	January 24, 2020 (Formation) to December 31, 2020
Audit fees (1)	$149,500	$48,500
Tax fees (2)	3,500	—
Total	$153,000	$48,500

(1)	Audit fees consist of fees for services related to the annual audit of our fiscal 2021 and 2020 consolidated financial statements, reviews of our interim unaudited consolidated financial statements, and services that are normally provided in connection with statutory and regulatory filings and engagements.

(2)	Tax fees consist of fees for professional services rendered during 2021 for 2020 state and federal tax compliance.

Audit Committee Pre-Approval Policies and Procedures

In accordance with our audit committee charter, our audit committee is required to approve, in advance, all audit and non-audit services to be provided by our independent registered public accounting firm. All services reported in the table above were approved by our audit committee. Our audit committee charter is available on our website, www.belpointeoz.com, under the “Investors” section.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this Form 10-K:

(1) Consolidated financial statements: See Item 8. Financial Statements and Supplementary Data.

(2) Financial statement schedules: Schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

(3) Exhibits: The following exhibits are filed with this Form 10-K:

Exhibit		Incorporated by Reference
Number	Description	Form	File Number	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of April 21, 2021, by and among Belpointe PREP, LLC, BREIT Merger, LLC and Belpointe REIT, Inc.	S-11	333-255424	2.1	September 30, 2021
3.1	Certificate of Formation.	S-11	333-255424	3.1	September 30, 2021
3.2	Amended and Restated Limited Liability Company Operating Agreement.	S-11	333-255424	3.2	September 30, 2021
4.1	Subscription Agreement (included in Appendix B).	S-11	333-255424	4.1	September 30, 2021
10.1	Management Agreement, effective as of October 28, 2020, by and among Belpointe PREP, LLC, Belpointe PREP OC, LLC, Belpointe PREP TN OC, LLC, Belpointe PREP Manager, LLC and Belpointe LLC.	S-11	333-255424	10.1	September 30, 2021
10.2	Employee and Cost Sharing Agreement, effective as of October 28, 2020, by and among Belpointe PREP, LLC, Belpointe PREP OC, LLC, Belpointe PREP TN OC, LLC and Belpointe PREP Manager, LLC.	S-11	333-255424	10.2	September 30, 2021
10.3	Secured Promissory Note, dated October 28, 2020.	S-11	333-255424	10.3	September 30, 2021
10.4	Secured Promissory Note, dated February 16, 2021.	S-11	333-255424	10.4	September 30, 2021
10.5	Secured Promissory Note, dated May 28, 2021.	S-11	333-255424	10.7	July 16, 2021
10.6	Agreement for Purchase and Sale of Real Property, dated July 13, 2021 (certain confidential information contained in this document, marked by [***], has been omitted because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed).	8-K	001-40911	10.8	November 4, 2021
10.7	First Amendment to Agreement for Purchase and Sale or Real Property, dated August 11, 2021 (certain confidential information contained in this document, marked by [***], has been omitted because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed).	8-K	001-40911	10.9	November 4, 2021
10.8	Second Amendment to Agreement for Purchase and Sale or Real Property, dated August 31, 2021 (certain confidential information contained in this document, marked by [***], has been omitted because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed).	8-K	001-40911	10.10	November 4, 2021
10.9	Release and Cancellation of Indebtedness agreement, effective as of October 12, 2021.	10-Q	01-40911	10.11	November 15, 2021
10.10	Promissory Note, dated January 3, 2022.	8-K	001-40911	10.12	January 6, 2022
10.11	Mortgage Deed and Security Agreement, dated January 3, 2022.	8-K	001-40911	10.13	January 6, 2022
10.12	Agreement to Accept Interests in Satisfaction of Obligations, dated December 10, 2021, by and among Belpointe PREP, LLC, BPOZ 1991 Main QOZB, LLC and Belpointe Investment Holding, LLC.	8-K	001-40911	2.2	December 15, 2021

21*	Subsidiaries of Registrant.
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) or the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 11, 2022

Belpointe PREP, LLC

By:	/s/ Brandon E. Lacoff
Brandon E. Lacoff
Chairman of the Board and Chief Executive Officer

By:	/s/ Martin Lacoff
Martin Lacoff
Director, Chief Strategic Officer, Principal Financial Officer and Principal Accounting Officer

