Form 10-Q
period 2022-03-31
Belpointe PREP, LLC
filed 2022-05-16
CIK 1807046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

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

Yes ☐ No ☒

As of May 6, 2022, the registrant had 3,382,149 Class A units, 100,000 Class B units and one Class M unit outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the current views of Belpointe PREP, LLC (together with its subsidiaries, the “Company,” “we,” “us,” or “our”) with respect to, among other things, our future results of operations and financial performance. In some cases, you can identify forward-looking statements by words such as “anticipate,” “approximately,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” and “would” or the negative of these words or other comparable words or statements that do not relate to historical or factual matters. By their nature, forward-looking statements speak only as of the date they are made, are not statements of historical fact or guarantees of future performance and are subject to risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify, including those risks described under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, a copy of which may be accessed here, and, in particular, the risks and uncertainties created by the COVID-19 pandemic, escalating conflict between Russia and Ukraine, rising inflation rates, supply chain disruptions, labor shortages, general economic uncertainty, potential changes in the laws that we are subject to, and the projected impact of these and other events on our business, results of operations and financial performance.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Belpointe PREP, LLC

Consolidated Balance Sheets

(in thousands, except unit and per unit data)

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Real estate
Land	$22,212	$22,116
Building and improvements	16,477	16,256
Intangible assets	9,481	9,672
Real estate under construction	85,446	76,882
Total real estate	133,616	124,926
Accumulated depreciation and amortization	(721)	(629)
Real estate, net	132,895	124,297
Cash and cash equivalents	171,544	192,131
Loan receivable from affiliate	30,000	—
Loans receivable from third parties	8,413	3,462
Subscriptions receivable	—	20,295
Other assets	6,181	1,241
Total assets	$349,033	$341,426

Liabilities
Debt, net	$10,797	$10,790
Due to affiliates	7,539	1,544
Below-market rent liabilities, net	1,943	2,000
Accounts payable	4,545	1,352
Accrued expenses and other liabilities	2,363	1,865
Total liabilities	27,187	17,551

Commitments and contingencies

Members’ Capital
Class A units, unlimited units authorized, 3,382,149 units issued and outstanding at March 31, 2022 and December 31, 2021	321,647	323,683
Class B units, 100,000 units authorized, 100,000 units issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Class M units, one unit authorized, one unit issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Total members’ capital excluding noncontrolling interest	321,647	323,683
Noncontrolling interest	199	192
Total members’ capital	321,846	323,875
Total liabilities and members’ capital	$349,033	$341,426

See accompanying notes to consolidated financial statements.

Belpointe PREP, LLC

Consolidated Statements of Operations (Unaudited)

(in thousands, except unit and per unit data)

	Three Months Ended March 31,
	2022	2021
Revenue
Rental revenue	$329	$154
Total revenue	329	154

Expenses
Property expenses	907	71
General and administrative	1,641	132
Depreciation and amortization expense	284	70
Total expenses	2,832	273

Other income (loss)
Interest income	501	—
Other income (expense)	(7)	(16)
Total other income (loss)	494	(16)

Net loss	(2,009)	(135)
Net (income) loss attributable to noncontrolling interest	(7)	7
Net loss attributable to Belpointe PREP, LLC	$(2,016)	$(128)

Loss per Class A unit (basic and diluted)
Net loss per unit	$(0.60)	$(1,280)
Weighted-average units outstanding	3,382,149	100

See accompanying notes to consolidated financial statements.

Belpointe PREP, LLC

Consolidated Statements of Changes in Members’ Capital (Deficit) (Unaudited)

(in thousands, except unit and per unit data)

	Class A units		Class B units		Class M unit		Total Members’ Capital Excluding Noncontrolling	Noncontrolling	Total Members’
	Units	Amount	Units	Amount	Units	Amount	Interest	Interest	Capital
Balance at January 1, 2022	3,382,149	$323,683	100,000	$—	1	$—	$323,683	$192	$323,875
Activity for the three months ended March 31, 2022
Offering costs	—	(20)	—	—	—	—	(20)	—	(20)
Net (loss) income	—	(2,016)	—	—	—	—	(2,016)	7	(2,009)
Balance at March 31, 2022	3,382,149	$321,647	100,000	$—	1	$—	$321,647	$199	$321,846

	Class A units		Class B units		Class M unit		Total Members’ Deficit Excluding Noncontrolling	Noncontrolling	Total Members’
	Units	Amount	Units	Amount	Units	Amount	Interest	Interest	Deficit
Balance at January 1, 2021	100	$(102)	—	$—	—	$—	$(102)	$—	$(102)
Activity for the three months ended March 31, 2021
Contribution from noncontrolling interest	—	—	—	—	—	—	—	200	200
Net loss	—	(128)	—	—	—	—	(128)	(7)	(135)
Balance at March 31, 2021	100	$(230)	—	$—	—	$—	$(230)	$193	$(37)

See accompanying notes to consolidated financial statements.

Belpointe PREP, LLC

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(2,009)	$(135)
Adjustments to net loss
Depreciation and amortization	284	70
Accretion of rent-related intangibles and deferred rental revenue	(47)	(14)
Increase (decrease) in due to affiliates	26	(66)
Increase in other assets	(220)	—
(Decrease) increase in accounts payable	(8)	2
Increase in accrued expenses and other liabilities	204	56
Net cash used in operating activities	(1,770)	(87)

Cash flows from investing activities
Funding of loans receivable	(34,955)	—
Development of real estate	(3,273)	(782)
Acquisitions of real estate	(898)	(2,623)
Other investing activity	(2)	—
Net cash used in investing activities	(39,128)	(3,405)

Cash flows from financing activities
Proceeds from subscriptions receivable	20,295	—
Payment of offering costs	(113)	—
Other financing activities, net	1	—
Short-term loan from affiliate	—	24,000
Net cash provided by financing activities	20,183	24,000

Net (decrease) increase in cash and cash equivalents and restricted cash	(20,715)	20,508

Cash and cash equivalents and restricted cash, beginning of period	192,346	6,578
Cash and cash equivalents and restricted cash, end of period	$171,631	$27,086

Cash paid during the period for interest, net of amount capitalized	$—	$—

See accompanying notes to consolidated financial statements.

BELPOINTE PREP, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Organization, Business Purpose and Capitalization

Organization and Business Purpose

Belpointe PREP, LLC (together with its subsidiaries, the “Company,” “we,” “us,” or “our”) was formed on January 24, 2020 as a Delaware limited liability company. We operate in a manner that allows us to qualify as a partnership for U.S. federal income tax purposes. We are focused on identifying, acquiring, developing or redeveloping and managing commercial real estate located within “qualified opportunity zones.” At least 90% of our assets consist of qualified opportunity zone property, which enables us to be classified as a “qualified opportunity fund” as defined in the U.S. Internal Revenue Code of 1986, as amended (the “Code”). We qualified as a qualified opportunity fund beginning with our taxable year ended December 31, 2020.

We commenced principal operations on October 28, 2020. All of our assets are held by, and all of our operations are conducted through, one or more operating companies (each an “Operating Company” and together, our “Operating Companies”), either directly or indirectly through their subsidiaries. We are externally managed by Belpointe PREP Manager, LLC (our “Manager”), an affiliate of our sponsor, Belpointe, LLC (our “Sponsor”). Subject to the oversight of our board of directors (our “Board”), our Manager is responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf.

Capitalization

We are offering Class A units in our ongoing initial public offering (our “Primary Offering”) directly to investors and not through any underwriters, dealer-managers or other agents who would be paid commissions by us or any of our affiliates. In the future, however, we may engage the services of one or more underwriters, dealer-managers or other offering participants to participate in our Primary Offering or in other public offerings that we may conduct. The amount of selling commissions, deal manager fees or other offering fees that we or our investors would pay to such underwriters, dealer managers or other offering participants will depend on the terms of their engagement. Our Primary Offering is a “best efforts” offering and we undertake closings on a rolling basis.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared on the accrual basis of accounting and conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and Article 8 of Regulation S-X of the rules and regulations of the U.S. Securities and Exchange Commission.

In the opinion of management, all adjustments considered necessary for a fair presentation of our financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The consolidated financial statements as of March 31, 2022, and for the three months ended March 31, 2022 and 2021 are unaudited and may not include year-end adjustments necessary to make them comparable to audited results. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2021 included in our Annual Report on Form 10-K. The operating results for interim periods are not necessarily indicative of operating results for any other interim period or for the entire year.

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

The following table presents the financial data of the consolidated VIEs included in the consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively (amounts in thousands):

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Real estate
Land	$9,747	$5,127
Building and improvements	10,449	10,226
Intangible assets	6,731	6,731
Real estate under construction	85,217	76,332
Total real estate	112,144	98,416
Accumulated depreciation and amortization	(139)	(35)
Real estate, net	112,005	98,381
Cash and cash equivalents	168,163	188,608
Other assets	4,723	503
Total assets	$284,891	$287,492

Liabilities
Debt, net	$10,797	$10,790
Due to affiliates	6,435	305
Accounts payable	4,379	1,118
Accrued expenses and other liabilities	1,384	822
Total liabilities	$22,995	$13,035

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

Restricted Cash

Restricted cash consists of amounts required to be reserved pursuant to lender agreements for debt service. The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the unaudited consolidated statements of cash flows (amounts in thousands):

	March 31, 2022	December 31, 2021
	(unaudited)
Cash and cash equivalents	$171,544	$192,131
Restricted cash (1)	87	215
Total cash and cash equivalents and restricted cash	$171,631	$192,346

(1)	Restricted cash is included within Other assets on our consolidated balance sheets.

Risks and Uncertainties

The spread of COVID-19 has caused significant disruptions to the U.S. and global economy and normal business operations worldwide, and has, among other things, created ongoing disruptions in global supply chains, impacted job markets and adversely affected a number of industries. With vaccines now more widely available the global economy has started to reopen and restrictions previously imposed by governmental and other authorities to contain the spread of the virus, such as business closures and limitations on travel, as well as responses by businesses and individuals to reduce the risk of exposure to infection, including through reduced travel, cancellation of in-person events, and implementation of work-at-home policies, have begun to ease. Nevertheless, the recovery remains uneven and is subject to setbacks. As a result, COVID-19 continues to present material uncertainty and risk with respect to our future performance and financial results, including the potential to negatively impact our costs of operations, our financing arrangements, the value of our investments, and the laws, regulations, and government and regulatory policies applicable to us. We are closely monitoring the potential impact of COVID-19 on all aspects of our business.

Note 3 – Related Party Arrangements

Our Transaction with Norpointe, LLC

On January 3, 2022, through an indirect wholly-owned subsidiary, we provided a commercial mortgage loan in the principal amount of $30.0 million (the “Norpointe Loan”) to Norpointe, LLC (“Norpointe”), an affiliate of our Chief Executive Officer. Norpointe is the owner of certain real property located at 41 Wolfpit Avenue, Norwalk, Connecticut 06851 (the “Norpointe Property”). The Norpointe Loan is evidenced by a promissory note bearing interest at a rate of 5.0% per annum, due and payable on December 31, 2022, and is secured by a first mortgage lien on the Norpointe Property.

Our Relationship with Our Manager and Sponsor

Our Manager and its affiliates, including our Sponsor, will receive fees or reimbursements in connection with our Primary Offering and the management of our investments.

The following table presents a summary of fees incurred on our behalf by, and expenses reimbursable to, our Manager and its affiliates, including our Sponsor, in accordance with the terms of the relevant agreements (amounts in thousands):

	Three Months Ended March 31,
	2022	2021
	(unaudited)	(unaudited)
Amounts included in the Consolidated Statements of Operations
Management fees	$634	$—
Insurance	107	—
Costs incurred by our Manager and its affiliates (1)	534	119
Director compensation	20	—
	$1,295	$119

Other capitalized costs
Development fee and reimbursements (1)	$1,853	$48
Insurance (2)	41	—
	$1,894	$48

(1)	Includes wage, overhead and other reimbursements to our Manager and its affiliates.
(2)	During the three months ended March 31, 2022, we incurred insurance premiums of $4.5 million pertaining to insurance policies with effective dates that commenced during the period, which was capitalized to Other assets on our balance sheet. Of this amount, $4.4 million was unpaid as of March 31, 2022 (representing a non-cash activity) and less than $0.1 million was amortized into Real estate under construction on our consolidated balance sheet.

The following table presents a summary of amounts included in Due to affiliates in the consolidated balance sheets (amounts in thousands):

	March 31, 2022	December 31, 2021
	(unaudited)
Amounts Due to affiliates
Insurance	$4,407	$—
Development fees	1,585	—
Employee cost sharing and reimbursements (1)	893	852
Management fees	634	634
Director compensation	20	20
Acquisition fee	—	38
	$7,539	$1,544

(1)	Includes wage, overhead and other reimbursements to our Manager and its affiliates, including our Sponsor.

Organizational, Primary Offering and Merger Expenses

Our Manager and its affiliates, including our Sponsor, will be reimbursed, as described in the following paragraph, for organizational and offering expenses incurred in connection with our organization and Primary Offering and for expenses incurred in connection with our exchange offer and second-step merger to acquire all of the issued and outstanding shares of common stock of Belpointe REIT, Inc. (collectively, the “Transaction”). We became liable to reimburse our Manager and its affiliates, including our Sponsor, when the first closing was held in connection with our Primary Offering, which occurred in October 2021.

There were no organization or Primary Offering costs incurred by our Manager and its affiliates during the three months ended March 31, 2022. During the three months ended March 31, 2021, our Manager and its affiliates, including our Sponsor, incurred organization and Primary Offering expenses of $0.4 million as well as Transaction expenses of $0.1 million on our behalf, all of which have been fully repaid.

Other Operating Expenses

Pursuant to a management agreement by and among the Company, Operating Companies and our Manager (the “Management Agreement”), we reimburse our Manager, Sponsor and their respective affiliates for actual expenses incurred on our behalf in connection with the selection, acquisition or origination of investments, whether or not we ultimately acquire or originate an investment. We also reimburse our Manager, Sponsor and their respective affiliates for out-of-pocket expenses paid to third parties in connection with providing services to the Company.

Pursuant to an employee and cost sharing agreement by and among the Company, Operating Companies, our Manager and Sponsor, we reimburse our Sponsor and Manager for expenses incurred for our allocable share of the salaries, benefits and overhead of personnel providing services to us. During the three months ended March 31, 2022 and 2021, our Manager and its affiliates, including our Sponsor, have incurred operating expenses of $0.5 million and $0.1 million, respectively, on our behalf. The expenses are payable, at the election of the recipient, in cash, by issuance of our Class A units at the then-current NAV, or through some combination of the foregoing. As of March 31, 2022, all expenses incurred since inception have been paid in cash.

Management Fee

Subject to the oversight of our Board, our Manager is responsible for managing the Company’s affairs on a day-to-day basis and for the origination, selection, evaluation, structuring, acquisition, financing and development of our commercial real estate properties, real estate-related assets, including but not limited to commercial real estate loans, and debt and equity securities issued by other real estate-related companies, as well as private equity acquisitions and investments, and opportunistic acquisitions of other qualified opportunity funds and qualified opportunity zone businesses.

Pursuant to the Management Agreement we will pay our Manager a quarterly management fee in arrears of one-fourth of 0.75%. The management fee is based on our NAV at the end of each quarter, which, no later than the first quarter following the December 31, 2022 year end, and every quarter, thereafter, will be announced within approximately 60 days of the last day of each quarter. During the three months ended March 31, 2022, we incurred management fees of $0.6 million which are included in Property expenses in the unaudited consolidated statements of operations. There were no management fees incurred for the three months ended March 31, 2021.

Development Fees

Affiliates of our Sponsor are entitled to receive (i) development fees on each project in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project, and (ii) reimbursements for their expenses, such as employee compensation and other overhead expenses incurred in connection with the project.

On March 29, 2022, construction commenced on one of our properties located in Sarasota, Florida. As a result of revising the budget upon commencement of construction, we incurred an additional upfront development fee of $1.6 million, which is included in Real estate under construction in our unaudited consolidated balance sheet. The remaining development fee for this project will be earned throughout the project in accordance with the development management agreement. As of March 31, 2022 and December 31, 2021, $1.6 million and zero, respectively, remained due and payable to our affiliates for development fees.

During the three months ended March 31, 2022, we incurred employee reimbursement expenditures to our development managers of $0.3 million, of which $0.2 million is included in Real estate under construction in our unaudited consolidated balance sheet and $0.1 million is included in General and administrative expenses in our unaudited consolidated statement of operations. During the three months ended March 31, 2021, we incurred employee reimbursement expenditures to our development managers of $0.1 million, of which less than $0.1 million is included in Real estate under construction in our unaudited consolidated balance sheet and less than $0.1 million is included in General and administrative expenses in our unaudited consolidated statement of operations. As of March 31, 2022 and December 31, 2021, $0.4 million and $0.4 million, respectively, remained due and payable to our affiliates for employee reimbursement expenditures.

Acquisition Fees

We will pay our Manager, Sponsor, or an affiliate of our Manager or Sponsor, an acquisition fee equal to 1.5% of the total value of any acquisition transaction, including any acquisition through merger with another entity (but excluding any transactions in which our Sponsor, or an affiliate of our Manager or Sponsor, would otherwise receive a development fee). We did not incur any acquisition fees during the three months ended March 31, 2022 and 2021, since all investments acquired during these periods were or will be subject to payment of development fees.

Our Transactions with Belpointe Specialty Insurance, LLC

Certain immediate family members of our Chief Executive Officer have a passive indirect minority beneficial ownership interest in Belpointe Specialty Insurance, LLC (“Belpointe Specialty Insurance”). Belpointe Specialty Insurance has acted as our broker in connection with the placement of insurance coverage for certain of our properties and operations. Belpointe Specialty Insurance earns brokerage commissions related to the brokerage services that it provides to us, which commissions vary, are based on a percentage of the premiums that we pay and are set by the insurer. We have also engaged Belpointe Specialty Insurance to provide us with contract insurance consulting services related to owner controlled insurance programs, for which we pay an administration fee.

During the three months ended March 31, 2022, we obtained insurance premiums in the aggregate amount of $4.5 million, from which Belpointe Specialty Insurance earned commissions of $0.4 million. During the three months ended March 31, 2022, Belpointe Specialty Insurance earned administration fees of less than $0.1 million.

Economic Dependency

Under various agreements we have engaged our Manager and its affiliates, including in certain cases our Sponsor, to provide certain services that are essential to the Company, including asset management services, asset acquisition and disposition services, supervision of our Primary Offering and any other offerings we conduct, as well as other administrative responsibilities for the Company, including, without limitation, accounting services and investor relations services. As a result of these relationships, we are dependent upon our Manager and its affiliates, including our Sponsor. In the event that these companies are unable to provide us with the services we have engaged them to provide, we would be required to find alternative service providers.

Note 4 – Real Estate, Net

Acquisitions of Real Estate During 2022

On January 7, 2022, through an indirect wholly-owned subsidiary of our Operating Company, we completed the acquisition of a 1.1-acre site, located in Mansfield, Connecticut, for a purchase price of $0.3 million, inclusive of transaction costs of less than $0.1 million. Upon closing, the building was leased to the seller for a term of 12 months. This acquisition was deemed to be an asset acquisition and all direct transaction costs were capitalized. The purchase price was allocated to land and building of $0.1 million and $0.2 million, respectively. All related assets and liabilities, including identifiable intangibles, were recorded at their relative fair values based on the purchase price and acquisition costs incurred.

Depreciation expense was $0.2 million and less than $0.1 million for the three months ended March 31, 2022 and 2021, respectively, and is included in Depreciation and amortization expense on the unaudited consolidated statements of operations.

Real Estate Under Construction

The following table provides the activity of our Real estate under construction (amounts in thousands):

	March 31, 2022	December 31, 2021
	(unaudited)
Beginning balance	$76,882	$15,101
Capitalized costs (1) (2) (3)	8,236	8,991
Land held for development (1) (4)	200	48,085
Capitalized interest	128	43
Acquisition of construction in progress	—	4,662
	$85,446	$76,882

(1)	Includes non-cash investing activity of $6.7 million and $1.6 million for the three months ended March 31, 2022 and the year ended December 31, 2021, respectively.
(2)	Includes development fees and employee reimbursement expenditures of $1.9 million and $2.7 million for the three months ended March 31, 2022 and the year ended December 31, 2021, respectively.
(3)	Includes direct and indirect project costs incurred of $0.2 million and $0.5 million for the three months ended March 31, 2022 and the year ended December 31, 2021, respectively.
(4)	Includes ground lease payments and straight line adjustments incurred of $0.2 million and less than $0.1 million for the three months ended March 31, 2022 and the year ended December 31, 2021, respectively.

Note 5 – Intangible Assets and Liabilities

Intangible assets and liabilities are summarized as follows (amounts in thousands):

	March 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(unaudited)	(unaudited)	(unaudited)
Finite-Lived Intangible Assets
In-place leases	$2,750	$(309)	$2,441	$2,941	$(383)	$2,558
Indefinite-Lived Intangible Assets
Development rights	5,659	—	5,659	5,659	—	5,659
Ground lease purchase option	1,072	—	1,072	1,072	—	1,072
Total intangible assets	$9,481	$(309)	$9,172	$9,672	$(383)	$9,289

Finite-Lived Intangible Liabilities
Below-market leases	$(2,159)	$216	$(1,943)	$(2,159)	$159	$(2,000)
Total intangible liabilities	$(2,159)	$216	$(1,943)	$(2,159)	$159	$(2,000)

In-place lease, development right and ground lease purchase option intangible assets, noted above, are included in Intangible assets on the consolidated balance sheets. Below-market lease liabilities, noted above, are included in Below-market rent liabilities, net on the consolidated balance sheets.

During the three months ended March 31, 2022 and 2021, amortization of in-place lease intangible assets was $0.1 million and less than $0.1 million, respectively, and is included in Depreciation and amortization expense on the unaudited consolidated statements of operations.

During the three months ended March 31, 2022 and 2021, amortization of below-market lease liability was $0.1 million and less than $0.1 million, respectively, and is included in Rental revenue on the unaudited consolidated statements of operations.

Note 6 – Loans Receivable

On January 3, 2022, we provided a commercial mortgage loan in the principal amount of $30.0 million to Norpointe, an affiliate of our Chief Executive Officer. The Norpointe Loan is evidenced by a promissory note bearing interest at an annual rate of 5.0%, due and payable on December 31, 2022, and is secured by a first mortgage lien on the Norpointe Property. See “Note 3 – Related Party Arrangements” for additional details regarding the Norpointe transaction.

On February 23, 2022, through an indirect wholly-owned subsidiary, we provided a commercial mortgage loan in the principal amount of $5.0 million (the “Visco Loan”) to Visco Propco, LLC (“Visco”). Visco is the owner of certain real property located at 801 Visco Drive, Nashville, Tennessee 37210 (the “Visco Property”). The Visco Loan is evidenced by a promissory note bearing interest at an annual rate of 6.0%, due and payable on February 18, 2023, and is secured by a first lien deed of trust on the Visco Property.

On March 29, 2022, we entered into an agreement to extend the maturity date on a $3.5 million loan previously advanced to CMC Storrs SPV, LLC, on September 30, 2021, from March 29, 2022 to June 27, 2022.

Interest income from the loans receivable for the three months ended March 31, 2022 was approximately $0.5 million and is included in Interest income in our unaudited consolidated statement of operations. There was no interest income for the three months ended March 31, 2021.

Note 7 – Debt, Net

Debt, net consists of one non-recourse mortgage loan held with an unrelated third party (the “Acquisition Loan”), which is guaranteed by our Chief Executive Officer, and which is collateralized by the assignment of real property with a carrying value of $44.0 million at March 31, 2022. As of March 31, 2022, the Acquisition Loan had an outstanding balance of $10.8 million (excluding debt discount net of accumulated amortization of less than $0.1 million) and a fixed annual interest rate of 4.75%. As of the date of this report, the Acquisition Loan has been repaid. See “Note 11 – Subsequent Events” for additional details.

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

The carrying value of our loans receivable totaled $38.4 million and $3.5 million as of March 31, 2022 and December 31, 2021, respectively, and had estimated fair values of $38.2 million and $3.5 million as of March 31, 2022 and December 31, 2021, respectively. We determined the estimated fair value of our loans receivable using a discounted cash flow model taking into account the investments liquidity, the strength of the loan collateral, quality of the credit profile of the obligor, term to maturity and the likelihood of a liquidity event, among other factors. These fair value measurements fall within Level 3 of the fair value hierarchy.

We estimated that our other financial assets and liabilities had fair values that approximated their carrying values as of March 31, 2022 and December 31, 2021.

Note 9 – Members’ Capital (Deficit)

Our Amended and Restated Limited Liability Company Operating Agreement (our “Operating Agreement”) generally authorizes our Board to issue an unlimited number of units and options, rights, warrants and appreciation rights relating to such units for consideration or for no consideration and on the terms and conditions as determined by our Board, in its sole discretion, without the approval of any members. These additional securities may be used for a variety of purposes, including in future offerings to raise additional capital and acquisitions. Our Operating Agreement currently authorizes the issuance of an unlimited number of Class A units, 100,000 Class B units and one Class M unit. As of March 31, 2022 and December 31, 2021, there were 3,382,149 Class A units, 100,000 Class B units and one Class M unit issued and outstanding.

As of December 31, 2021, there were 202,952 units issued by the Company pursuant to subscription agreements which had not yet settled. All of these funds were received during January 2022.

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

Class B units

All of our Class B units are held by our Manager and were issued on September 14, 2021. Class B units are not entitled to preemptive, redemption or conversion rights. Class B units are entitled to one vote per unit on all matters submitted to a vote of our members. Matters must generally be approved by a majority (or, in the case of election of directors, by a plurality) of the votes entitled to be cast.

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

Class M unit

The Class M unit is held by our Manager and was issued on September 14, 2021. The Class M unit is not entitled to preemptive, redemption or conversion rights. The Class M unit is entitled to that number of votes equal to the product obtained by multiplying (i) the sum of the aggregate number of outstanding Class A Units plus Class B units, by (ii) 10, on matters on which the Class M unit has a vote. Our Manager will continue to hold the Class M unit for so long as it remains our manager.

The holder of our Class M unit does not have any right to receive ordinary, special or liquidating distributions.

Preferred units

Under our Operating Agreement, our Board may from time to time establish and cause us to issue one or more classes or series of preferred units and set the designations, preferences, rights, powers and duties of such classes or series.

Subscriptions Receivable

Subscriptions receivable consists of units that have been issued with subscriptions that have not yet settled. As of March 31, 2022 and December 31, 2021, there was zero and $20.3 million, respectively, in subscriptions that had not yet settled. Subscriptions receivable are carried at cost which approximates fair value.

Basic and Diluted Loss Per Class A Unit (Unaudited)

For the three months ended March 31, 2022, the basic and diluted weighted-average units outstanding was 3,382,149. For the three months March 31, 2022, net loss attributable to Class A units was $2.0 million and the loss per basic and diluted unit was $0.60.

For the three months ended March 31, 2021, the basic and diluted weighted-average units outstanding was 100. For the three months March 31, 2021, net loss attributable to Class A units was $0.1 million and the loss per basic and diluted unit was $1,280.

Note 10 – Commitments and Contingencies

As of March 31, 2022, we are not subject to any material litigation nor are we aware of any material litigation threatened against us.

During the three months ended March 31, 2022, we entered into a construction management agreement in connection with the redevelopment of one of our commercial real estate properties. As of March 31, 2022, we had an unfunded capital commitment of $3.8 million under the terms of this agreement.

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

Mortgage Loan Repayment

On April 22, 2022, we repaid the $10.8 million Acquisition Loan from First Foundation Bank. The Acquisition Loan encumbered one of our properties located in Sarasota, Florida.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q (this “Form 10-Q”), unless context otherwise requires, references to “we,” “us,” “our” “Belpointe” or the “Company” refer to Belpointe PREP, LLC, a Delaware limited liability company, its operating companies, Belpointe PREP OC, LLC, a Delaware limited liability company, and Belpointe PREP TN OC, LLC, a Delaware limited liability company (each an “Operating Company” and, together, the “Operating Companies”), and each of the Operating Companies’ subsidiaries, taken together.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021 (our “Annual Report”) filed with the U.S. Securities and Exchange Commission on March 11, 2022, a copy of which may be accessed here. As discussed in the section titled “Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section entitled “Risk Factors” included our Annual Report.

Overview

We are the first and only publicly traded qualified opportunity fund listed on a national securities exchange. We are a Delaware limited liability company formed on January 24, 2020, and we operate in a manner that will allow us to qualify as a partnership for U.S. federal income tax purposes. We are focused on identifying, acquiring, developing or redeveloping and managing commercial real estate located within qualified opportunity zones. At least 90% of our assets consist of qualified opportunity zone property. We qualified as a qualified opportunity fund beginning with our taxable year ended December 31, 2020. Because we are a qualified opportunity fund certain of our investors are eligible for favorable capital gains tax treatment on their investments.

All of our assets are held by, and all of our operations are conducted through, one or more of our Operating Companies, either directly or indirectly through their subsidiaries. We are externally managed by Belpointe PREP Manager, LLC (our “Manager”), which is an affiliate of our sponsor, Belpointe, LLC (our “Sponsor”).

On September 30, 2021, the U.S. Securities and Exchange Commission (the “SEC”) declared effective our registration statement on Form S-11, as amended (File No. 333-255424) (the “Registration Statement”), registering up to $750,000,000 in our Class A units on a continuous basis, as part of our ongoing initial public offering (the “Primary Offering”), at an initial price equal to $100.00 per Class A unit.

Our Transactions with Belpointe REIT, Inc.

During the year ended December 31, 2021, pursuant to the terms of an Agreement and Plan of Merger (the “Merger Agreement”), we conducted an offer to exchange (the “Offer”) each outstanding share of common stock (the “Common Stock”), of Belpointe REIT, Inc. (“Belpointe REIT”) validly tendered in the Offer for 1.05 of our Class A units, with any fractional Class A units rounded up to the nearest whole unit (the “Transaction Consideration”). The Offer was completed on September 14, 2021.

Following the Offer, and in accordance with the terms of the Merger Agreement, Belpointe REIT converted from a corporation into a limited liability company (the “Conversion”) named BREIT, LLC (“BREIT”). In the Conversion each outstanding share of Common Stock was converted into a limited liability company interest (an “Interest”) in BREIT. The Conversion was completed on October 1, 2021.

Following the Conversion, and in accordance with the terms of the Merger Agreement, BREIT merged with and into BREIT Merger, LLC (“BREIT Merger”), our wholly-owned subsidiary (the “Merger”). In the Merger, each outstanding Interest was converted into the right to receive the Transaction Consideration. The Merger was completed on October 12, 2021.

Prior to and in connection with the Offer and Merger, we entered into a series of loan transactions with Belpointe REIT, whereby Belpointe REIT advanced us an aggregate of $74.0 million evidenced by a series of secured promissory notes (the “Secured Notes”) bearing interest at a rate of 0.14%, due and payable on December 31, 2021, and secured by all of our assets. Upon consummation of the Merger, BREIT Merger acquired the Secured Notes as successor in interest to Belpointe REIT and, effective October 12, 2021, we entered into a Release and Cancellation of Indebtedness agreement with BREIT Merger pursuant to the terms of which BREIT Merger cancelled the Secured Notes and discharged us from all obligations to repay the principal and any accrued interest on the Secured Notes.

COVID-19

COVID-19 has caused significant disruptions to the U.S. and global economy and normal business operations worldwide—creating ongoing global supply chain issues, negatively impacting job markets, and adversely affecting a number of industries—and there is continued uncertainty as to the duration of the economic impact caused by COVID-19, even with vaccines now available. While the global economy has started to reopen and restrictions previously imposed by governmental and other authorities to contain the spread of the virus, such as business closures and limitations on travel, as well as responses by businesses and individuals to reduce the risk of exposure to infection, including through reduced travel, cancellation of in-person events, and implementation of work-at-home policies, have begun to ease, the recovery nevertheless remains uneven and is subject to setbacks. Accordingly, COVID-19 continues to present material uncertainty and risk with respect to our future performance and financial results, including the potential to negatively impact our costs of operations, the value of any investments we make and the laws, regulations and governmental and regulatory policies applicable to us.

Given the evolving nature of the COVID-19 virus, the extent to which it may impact our future performance and financial results will depend on future developments which remain highly uncertain at this time and as a result we are unable to estimate the impact that COVID-19 may have on our future financial results at this time. Our Manager continuously reviews our investment and financing strategies for optimization and to reduce our risk in the face of the fluidity of this situation.

Our Investments

As of March 31, 2022, our investment portfolio consisted of 15 investments in three states. These investments include:

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

902-1020 First Avenue North and 900 First Avenue North – St. Petersburg, Florida – 902-1020 First Avenue North (“902-1020 First”) consists of several parcels, comprising 1.6-acres of land, located in St. Petersburg, Florida, which we acquired for an aggregate purchase price of $12.1 million, inclusive of transaction costs. We currently anticipate that 902-1020 First will be developed into a high-rise apartment featuring approximately 266-apartment homes consisting of one-bedroom, two-bedroom and three-bedroom apartments, with approximately 22,100 square feet of retail space located on the first level and a four-level parking garage. We anticipate that 902-1020 First will consist of two 15-story high-rise buildings and will have a clubroom, fitness center, courtyard with a swimming pool, shared working space and a leasing office.

900 First Avenue North (“900 First”) is a parcel of land with a two-tenant retail building, located in St. Petersburg, Florida, which we acquired for an aggregate purchase price of $2.5 million, inclusive of transaction costs. We currently anticipate that 900 First will remain a two-tenant retail building and that we will take the additional development rights and add them to 902-1020 First.

1900 Fruitville Road – Sarasota Florida – 1900 Fruitville Road is a 1.205-acre site, consisting of a retail building and parking lot located in Sarasota, Florida, which we acquired for an aggregate purchase price of $4.7 million, inclusive of transaction costs. The sole tenant in the building vacated in January 2022 and the property will be used as a future development site.

900 8th Avenue South – Nashville, Tennessee – 900 8th Avenue South (“900 8th Avenue South”) is a 3.17-acre land assemblage, consisting of a few small buildings, parking lots and open lots, located in Nashville, Tennessee, which we acquired for an aggregate purchase price of $19.7 million, inclusive of transaction costs.

As part of our acquisition of 900 8th Avenue South, on February 24, 2021, an indirect wholly owned subsidiary of our Operating Company and an unaffiliated third party (the “JV Partner”) entered into a limited liability company agreement (the “LLC Agreement”) for BPOZ 900 Eighth QOZB, LLC (the “BPOZ 900 Eighth QOZB”), an indirect holding company for 900 8th Avenue South. Pursuant to the LLC Agreement, the JV Partner assigned the purchase and sale agreement for 900 8th Avenue South together with a previously paid property deposit of $0.4 million to BPOZ 900 Eighth QOZB in exchange for the JV Partner’s deemed initial capital contribution of $0.2 million and a promissory note (the “900 Eighth Promissory Note”) from 900 Eighth, LP, the direct holding company for 900 8th Avenue South, in the amount of $0.2 million. The 900 Eighth Promissory Note, which is included in Accrued expenses and other liabilities in the consolidated balance sheets, earned interest at the greater of (i) 1% per annum, or (ii) the short-term adjusted applicable federal rate for the current month for purposes of Section 1288(b) of the U.S. Internal Revenue Code of 1986, as amended, and matured upon receipt of construction permits which were received in April 2022.

We currently anticipate that 900 8th Avenue South will be redeveloped into an approximately 266-apartment home community consisting of one-bedroom, two-bedroom and three-bedroom apartments, with approximately 14,100 square feet of retail space located on the first level. We anticipate that 900 8th Avenue South will consist of a 7-story building with a 2-story approximately 400-space garage, a fitness center, courtyard with a swimming pool and rooftop terraces as well as a leasing office. As of the date of this Form 10-Q, we have completed the demolition of 900 8th Avenue South.

Storrs Road – Storrs, Connecticut – Storrs Road (“Storrs Road”) is a 9-acre parcel of land located in Storrs, Connecticut, which we acquired for an aggregate purchase price of $0.1 million, inclusive of transaction costs. We currently anticipate holding Storrs Road for future multifamily development.

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

1991 Main Street – Sarasota, Florida – 1991 Main Street (“1991 Main”) is a 5.2-acre site located in Sarasota, Florida, which was originally acquired by Belpointe REIT for an aggregate purchase price of $20.7 million, inclusive of transaction costs and deferred financing fees. A portion of the aggregate purchase of 1991 Main was funded by a $10.8 million secured loan from First Foundation Bank (the “Acquisition Loan”).

In furtherance of the Merger, Belpointe REIT sold its interest in the holding company for 1991 Main (the “1991 Main Interest”) to Belpointe Investment Holding, LLC (“BI Holding”), an affiliate of our Chief Executive Officer. In connection with the transaction BI Holding assumed the Acquisition Loan and Belpointe REIT provided an additional $24.8 million loan to BI Holding, which loan was evidenced by a secured promissory note bearing interest at a rate of 5% per annum and due and payable at maturity on September 14, 2022 (the “BI Secured Note”). Upon consummation of the Merger, we acquired the BI Secured Note, as successor in interest to Belpointe REIT. Effective November 30, 2021, we acquired the 1991 Main Interest and assumed the Acquisition Loan from BI Holding in consideration of its payment to us of $0.3 million in interest that had accrued under the terms of the BI Secured Note through November 30, 2021, and in satisfaction of its remaining obligations under the BI Secured Note. On April 22, 2022 we repaid the Acquisition Loan in full.

We currently anticipate that 1991 Main will be redeveloped into an approximately 418-apartment home community consisting of one-bedroom, two-bedroom and three-bedroom apartments, and four-bedroom townhome-style penthouse apartments, with approximately 55,000 square feet of retail space located on the first level. We anticipate that 1991 Main will consist of two high-rise buildings with 7-stories in the front and 10-stories in the rear, and approximately 721 parking spaces including 590 from an existing parking garage, currently subject to a parking garage easement agreement, 104 new underground spaces, and 27 new street level spaces.

During the three months ended March 31, 2022, we entered into a construction management agreement for the redevelopment of 1991 Main. The construction management agreement contains terms and conditions that are customary for a project of this type and will be subject to guaranteed maximum price. We currently anticipate that the remaining funding for construction and soft costs associated with the redevelopment will be a minimum of $237.3 million, and are building to an unlevered yield of greater than 6%. The redevelopment is currently in its initial stages and expected to be completed by the first quarter of 2024.

901-909 Central Avenue North – St. Petersburg, Florida – 901-909 Central Avenue North is a 0.129-acre site consisting of a fully leased single-story 5,328 gross square foot retail/office building comprised of 4 units located in St. Petersburg, Florida, which we acquired for an aggregate purchase price of $2.6 million, inclusive of transaction costs.

Cedar Swamp Road – Mansfield, Connecticut – Cedar Swamp Road is a 1.1-acre site located in Mansfield, Connecticut , which we acquired for a purchase price of $0.3 million, inclusive of transaction costs. We currently anticipate holding Cedar Swamp Road for future multifamily development.

Investments in Commercial Real Estate Loans

CMC Secured Loan – In furtherance of the Merger, on September 30, 2021, we provided a commercial mortgage loan in the principal amount of $3.5 million (the “CMC Loan”) to CMC Storrs SPV, LLC (“CMC”). CMC is the owner of certain real property located in Mansfield, Connecticut (the “CMC Property”). CMC used the proceeds from the CMC Loan to enter into a redemption agreement with BPOZ 497 Middle Holding, LLC (“BPOZ 497”), an indirect majority-owned subsidiary of Belpointe REIT, to redeem BPOZ 497’s preferred equity investment in CMC. The CMC Loan is evidenced by a promissory note (the “CMC Note”) bearing interest at a rate of 12.0% per annum, and due and payable at maturity, and is secured by a first mortgage lien on the CMC Property. On March 29, 2022, we entered into an amendment to the CMC Note to extend the maturity date to June 27, 2022.

Norpointe Secured Loan – On January 3, 2022, through an indirect wholly-owned subsidiary, we provided a commercial mortgage loan in the principal amount of $30.0 million (the “Norpointe Loan”) to Norpointe, LLC (“Norpointe”), an affiliate of our Chief Executive Officer. Norpointe is the owner of certain real property located at 41 Wolfpit Avenue, Norwalk, Connecticut 06851 (the “Norpointe Property”). The Norpointe Loan is evidenced by a promissory note bearing interest at a rate of 5.0% per annum, due and payable on December 31, 2022, and is secured by a first mortgage lien on the Norpointe Property. Given our excess cash on hand as of the year ended December 31, 2021, management viewed the Norpointe transaction as an opportunity to earn a strong rate of return on that cash by making a low risk—due to the low loan-to-value ratio and first priority mortgage interest—short-term loan rather than depositing the funds in a lower yielding account pending investment in future developments.

Visco Secured Loan – On February 23, 2022, through an indirect wholly-owned subsidiary, we provided a commercial mortgage loan in the principal amount of $5.0 million (the “Visco Loan”) to Visco Propco, LLC (“Visco”). Visco is the owner of certain real property located at 801 Visco Drive, Nashville, Tennessee 37210 (the “Visco Property”). The Visco Loan is evidenced by a promissory note bearing interest at a rate of 6.0% per annum, due and payable on February 18, 2023, and is secured by a first lien deed of trust on the Visco Property.

Results of Operations

Revenue

Rental Revenue

For the three months ended March 31, 2022 and 2021, rental revenue totaled $0.3 million and $0.2 million, respectively, and was primarily derived from lease revenues. Rental revenue increased by $0.2 million for the three months ended March 31, 2022 as compared to the same period in 2021, primarily due to an increase in lease revenues as a result of properties acquired subsequent to March 31, 2021 as well as one property acquired during the first quarter of 2021.

Expenses

Property Expenses

For the three months ended March 31, 2022, property expenses totaled $0.9 million, and consisted of management fees, property expenses, real estate taxes, utilities and insurance expenses incurred in relation to our acquired investments. For the three months ended March 31, 2021, property expenses totaled $0.1 million, and consisted of property expenses, real estate taxes, utilities and insurance expenses incurred in relation to our acquired investments. Property expenses increased by $0.8 million for the three months ended March 31, 2022 as compared to the same period in 2021, primarily due to management fees incurred and properties acquired subsequent to March 31, 2021 as well as one property acquired during the first quarter of 2021.

General and Administrative

As a result of the commencement of the first closing in connection with our Offering, for the three months ended March 31, 2022, general and administrative expenses totaled $1.6 million, and primarily consisted of employee cost sharing expenses (pursuant to our management agreement and employee and cost sharing agreement), marketing expenses, legal, audit and accounting fees. For the three months ended March 31, 2021, general and administrative expenses totaled $0.1 million and primarily consisted of employee cost sharing expenses (pursuant to our management agreement and employee and cost sharing agreement).

Depreciation and Amortization

For the three months ended March 31, 2022 and 2021, depreciation and amortization expense totaled $0.3 million and $0.1 million, respectively, and relates to depreciation and amortization incurred on properties acquired. Depreciation and amortization increased by $0.2 million for the three months ended March 31, 2022 as compared to the same period in 2021, primarily due to operating properties acquired during 2022 and 2021.

Other Income (Loss)

Interest Income

For the three months ended March 31, 2022, interest income was $0.5 million and is primarily related to interest earned on the Norpointe Loan of $0.4 million, interest earned on the CMC Note of $0.1 million, and interest earned on the Visco Loan of less than $0.1 million. For additional details regarding our commercial real estate loans, see “—Our Investments—Commercial Real Estate Loans.” There was no comparable activity for the three months ended March 31, 2021.

Other Income (Expense)

For the three months ended March 31, 2022, other income (expense) primarily relates to sales tax in connection with the 1991 Main parking garage easement agreement and interest expense on the 900 Eighth Promissory Note. For the three months ended March 31, 2021, other income (expense) relates to Belpointe PREP’s interest expense on the Secured Notes.

Net (income) loss attributable to noncontrolling interest

Net (income) loss attributable to noncontrolling interest represents the share of earnings generated in entities we consolidate in which we do not own 100% of the equity.

Liquidity and Capital Resources

Our primary needs for liquidity and capital resources are to fund our investments, including construction and development costs, pay our Primary Offering and operating fees and expenses, make distributions to the holders of our units and pay interest on any outstanding indebtedness that we incur.

Our Primary Offering and operating fees and expenses include, among other things, legal, audit and valuation fees and expenses, federal and state filing fees, SEC and FINRA filing fees, printing expenses, administrative fees, transfer agent fees, marketing and distribution fees, the management fee that we pay to our Manager, and fees and expenses related to acquiring, financing, appraising, and managing our commercial real estate properties. We do not have office or personnel expenses as we do not have any employees.

Where our Manager and its affiliates, including our Sponsor, have funded, and in the future if they continue to fund, our liquidity and capital resource needs by advancing us offering and operating fees and expenses, we reimburse our Manager and its affiliates, including our Sponsor, pursuant to the terms of our management agreement and employee and cost sharing agreement. Fees payable and expenses reimbursable to our Manager and its affiliates, including our Sponsor, may be paid, at the election of the recipient, in cash, by issuance of our Class A Units at the then-current NAV, or through some combination of the foregoing. During the three months ended March 31, 2022 and 2021, our Manager and its affiliates, including our Sponsor, incurred organization and Primary Offering expenses of zero and $0.4 million, respectively, on our behalf. During the three months ended March 31, 2022 and 2021, our Manager and its affiliates, including our Sponsor, incurred operating expenses of $0.5 million and $0.1 million, respectively, on our behalf.

A portion of the initial acquisition costs of 1991 Main were funded by an Acquisition Loan payable in consecutive monthly payments of interest only, with the outstanding principal balance plus any accrued and unpaid interest due and payable on May 6, 2022. The Acquisition Loan bore interest at a fixed rate of 4.75% per annum and was guaranteed by our Chief Executive Officer. As of March 31, 2022, the outstanding principal balance of the Acquisition Loan was $10.8 million, which outstanding principal balance was repaid in full on April 22, 2022. For additional details regarding our acquisition of 1991 Main and the Acquisition Loan, see “—Our Investments—Investments in Multifamily and Mixed-Use Rental Properties—1991 Main Street - Sarasota Florida.”

During the three months ended March 31, 2022, our indirect wholly owned subsidiary entered into a construction management agreement for the redevelopment of 1991 Main. The construction management agreement contains terms and conditions that are customary for a project of this type and will be subject to guaranteed maximum price. As of March 31, 2022, we had an unfunded capital commitment of $3.8 million under the terms of this agreement. We currently anticipate that the remaining funding for construction and soft costs associated with the redevelopment will be a minimum of $237.3 million.

We expect to obtain the liquidity and capital resources that we need over the short and long-term from the proceeds of our Primary Offering and any future offerings that we may conduct, from the advancement of reimbursable fees and expenses by our Manager and its affiliates, including our Sponsor, from secured or unsecured financings from banks and other lenders and from any undistributed funds from operations. For additional details regarding our Primary Offering, see “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds—Use of Proceeds from Registered Sales of Securities.”

We currently anticipate that our available capital resources, including the proceeds from our Primary Offering and the proceeds from any construction or other loans that we may incur, when combined with cash flow generated from our operations, will be sufficient to meet our anticipated working capital and capital expenditure requirements over the next 12 months and beyond.

Leverage

We employ leverage in order to provide more funds available for investment. We believe that careful use of conservatively structured leverage will help us to achieve our diversification goals and potentially enhance the returns on our investments.

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

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash (amounts in thousands):

	Three Months Ended March 31,
	2022	2021
Cash flows used in operating activities	$(1,770)	$(87)
Cash flows used in investing activities	(39,128)	(3,405)
Cash flows provided by financing activities	20,183	24,000
Net (decrease) increase in cash and cash equivalents and restricted cash	$(20,715)	$20,508

As of March 31, 2022 and 2021, cash and cash equivalents and restricted cash totaled approximately $171.6 million and $27.1 million, respectively.

Cash flows used in operating activities for the three months ended March 31, 2022 primarily relates to the payment of management fees and employee cost sharing expenses as well as payments for legal, marketing, and accounting fees. These outflows were partially offset by interest received on our Norpointe Loan during the period. Cash flows used in operating activities for the three months ended March 31, 2021 primarily relates to operating properties acquired.

Cash flows used in investing activities for the three months ended March 31, 2022 relate primarily to funding of loans receivables in addition to funding costs for our development properties and investments in real estate. Cash flows used in investing activities for the three months ended March 31, 2021 primarily relates to one property acquired during the period as well as development costs incurred.

Cash flows provided by financing activities for the three months ended March 31, 2022 primarily relates to net proceeds received from the Primary Offering. Cash flows provided by financing activities for the three months ended March 31, 2021 relates to Secured Notes funded by Belpointe REIT.

Critical Accounting Policies

The unaudited consolidated financial statements in this Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these unaudited consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

Our significant accounting policies are described in “Note 2 — Summary of Significant Accounting Policies,” in our unaudited consolidated financial statements in this Form 10-Q. There have been no changes to our significant accounting policies and estimates during the three months ended March 31, 2022 as compared to those disclosed in “Note 3 – Summary of Significant Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2021 (our “Annual Report”), a copy of which may be accessed here.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and implemented, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective controls system, misstatements due to error or fraud may occur and not be detected.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated, as of the end of the period covered by this Form 10-Q, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our “internal control over financial reporting,” as defined in Rule 13a-15(f) of the Exchange Act, during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2022, neither we nor any of our subsidiaries were subject to any material legal proceedings nor were we aware of any material legal proceedings threatened against us or any of our subsidiaries.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Part I, Item 1A under the heading “Risk Factors” in our Annual Report, a copy of which may be accessed here. You should carefully consider the risk factors set forth in our Annual Report and be aware that these risk factors and other information may not describe every risk facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Securities

In connection with our formation, on February 11, 2020, we issued 100 common units representing all of the issued and outstanding limited liability company interests of the Company to our Sponsor for an aggregate purchase price of $10,000.00. No sales commission or other consideration was paid in connection with the sale. The offer and sale was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(a)(2) thereof, as a transaction by an issuer not involving any public offering. Effective October 30, 2020, our Sponsor sold one common unit to Belpointe Capital Management, LLC, an affiliate of our Sponsor, for an aggregate purchase price of $100.00, in reliance upon the exemption from registration set forth in Section 4(a)(1) of the Securities Act, as a transaction by a person other than an issuer, underwriter or dealer not involving any public offering.

Effective September 13, 2021, we (i) amended and restated our Limited Liability Company Operating Agreement, (ii) reclassified all of our outstanding common units into an equivalent number of Class A units, and (iii) issued 100,000 Class B units and one Class M unit to our Manager. The Class B units were issued in consideration of services rendered and to be rendered by the Manager pursuant to the terms of our management agreement, and the Class M unit was issued in furtherance of the power and authority delegated to the Manager under the terms of the management agreement. No sales commission or other consideration was paid in connection with the issuance of the Class B units or the Class M unit. The issuance of the Class B units and Class M unit was exempt from the registration requirements of the Securities Act, in reliance on Section 4(a)(2) thereof, as transactions by an issuer not involving any public offering.

As of March 31, 2022, we have not sold any other equity securities that were not registered under the Securities Act.

Use of Proceeds from Registered Sales of Securities

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

From the period of October 7, 2021, the date of the first closing held in connection with our Primary Offering, through December 31, 2021, we issued 2,132,039 Class A units in our Primary Offering, raising net offering proceeds of $212.6 million. For the three months ending March 31, 2022, we did not issue any Class A units in connection with our Primary Offering. Together with the gross proceeds raised in Belpointe REIT’s prior offerings, as of March 31, 2022, we have raised aggregate gross offering cash proceeds of $332.2 million.

The following tables summarize certain information about the Primary Offering proceeds and our use of proceeds, including direct or indirect payments to our directors, officers, affiliates or to any person owning 10% or more of any class of our equity securities as of March 31, 2022:

Offering proceeds
Class A units sold	2,132,039
Gross offering proceeds	213,203,900
Selling commissions	—
Offering costs (1) (2)	665,000
Net offering proceeds	212,538,900

(1)	Includes $0.3 million of reimbursements to an affiliate for costs incurred on our behalf.

(2)	Direct or indirect payments of $0.4 million have been made to others, including payments for legal, accounting, transfer agent and filing fees, as of March 31, 2022.

Uses of net offering proceeds
Funding of loans receivable (1)	34,955
Purchases and development of real estate (2)	4,170
Working capital (3) (4)	1,794
40,919

(1)	Includes direct payment of $30.0 million (the “Norpointe Loan”) to Norpointe, LLC (“Norpointe”), an affiliate of our Chief Executive Officer. Please see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Investments—Investments in Commercial Real Estate Loans—Norpointe Secured Loan” for additional detail regarding the Norpointe Loan.
(2)	Includes direct or indirect payments of $0.3 million to directors, officers and affiliates as of March 31, 2022 predominantly for employee reimbursement expenditures.
(3)	Includes direct or indirect payments of $1.3 million to directors, officers and affiliates as of March 31, 2022 for management fees, insurance premiums and employee cost sharing expenses (pursuant to our management agreement and employee and cost sharing agreement). Please see “Note 3 – Related Party Arrangements” in our unaudited consolidated financial statements in this Form 10-Q for additional information regarding fees incurred on our behalf by, and expenses reimbursable to, our Manager and its affiliates.
(4)	Includes direct or indirect payments of $0.5 million to others, including payments for legal, accounting, marketing, transfer agent and filing fees, as of March 31, 2022.

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

BELPOINTE PREP, LLC

Date: May 16, 2022	By:	/s/ Brandon E. Lacoff
Brandon E. Lacoff
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Martin Lacoff
Martin Lacoff
Chief Strategic Officer, Principal Financial Officer and Director
(Principal Financial Officer)

