Form 10-Q
period 2022-06-30
Belpointe PREP, LLC
filed 2022-08-11
CIK 1807046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____to ____

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

Yes ☒No ☐

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

Yes ☐ No ☒

As of August 5, 2022, the registrant had 3,413,449 Class A units, 100,000 Class B units and one Class M unit outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the current views of Belpointe PREP, LLC (together with its subsidiaries, the “Company,” “we,” “us,” or “our”) with respect to, among other things, our future results of operations and financial performance. In some cases, you can identify forward-looking statements by words such as “anticipate,” “approximately,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” and “would” or the negative of these words or other comparable words or statements that do not relate to historical or factual matters. By their nature, forward-looking statements speak only as of the date they are made, are not statements of historical fact or guarantees of future performance and are subject to risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify, including those risks described under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, a copy of which may be accessed here, and, in particular, the risks and uncertainties created by the COVID-19 pandemic, escalating conflict between Russia and Ukraine, rising inflation rates, increasing energy costs, supply chain disruptions, labor shortages, general economic uncertainty, potential changes in the laws that we are subject to, and the projected impact of these and other events on our business, results of operations and financial performance.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Belpointe PREP, LLC

Consolidated Balance Sheets

(in thousands, except unit and per unit data)

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Real estate
Land	$23,521	$22,116
Building and improvements	16,731	16,256
Intangible assets	9,925	9,672
Real estate under construction	98,712	76,882
Total real estate	148,889	124,926
Accumulated depreciation and amortization	(985)	(629)
Real estate, net	147,904	124,297
Cash and cash equivalents	147,127	192,131
Loan receivable from affiliate	30,000	—
Loans receivable from third parties	4,950	3,462
Subscriptions receivable	—	20,295
Other assets	7,262	1,241
Total assets	$337,243	$341,426

Liabilities
Debt, net	$—	$10,790
Due to affiliates	3,246	1,544
Below-market rent liabilities, net	1,886	2,000
Accounts payable	2,466	1,352
Accrued expenses and other liabilities	3,848	1,865
Total liabilities	11,446	17,551

Commitments and contingencies

Members’ Capital
Class A units, unlimited units authorized, 3,413,449 and 3,382,149 units issued and outstanding at June 30, 2022 and December 31, 2021, respectively	322,544	323,683
Class B units, 100,000 units authorized, 100,000 units issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Class M units, one unit authorized, one unit issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Total members’ capital excluding noncontrolling interests	322,544	323,683
Noncontrolling interests	3,253	192
Total members’ capital	325,797	323,875
Total liabilities and members’ capital	$337,243	$341,426

See accompanying notes to consolidated financial statements.

Belpointe PREP, LLC

Consolidated Statements of Operations (Unaudited)

(in thousands, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Rental revenue	$312	$247	$641	$401
Total revenue	312	247	641	401

Expenses
Property expenses	924	96	1,831	167
General and administrative	1,473	57	3,114	189
Depreciation and amortization expense	266	137	550	207
Total expenses	2,663	290	5,495	563

Other income (loss)
Interest income	549	—	1,050	—
Other income (expense)	(19)	(23)	(26)	(39)
Total other income (loss)	530	(23)	1,024	(39)
Loss before income taxes	(1,821)	(66)	(3,830)	(201)
Provision for income taxes	(111)	—	(111)	—
Net loss	(1,932)	(66)	(3,941)	(201)
Net loss attributable to noncontrolling interests	46	—	39	7
Net loss attributable to Belpointe PREP, LLC	$(1,886)	$(66)	$(3,902)	$(194)

Loss per Class A unit (basic and diluted)
Net loss per unit	$(0.56)	$(660)	$(1.15)	$(1,940)
Weighted-average units outstanding	3,387,838	100	3,385,009	100

See accompanying notes to consolidated financial statements.

Belpointe PREP, LLC

Consolidated Statements of Changes in Members’ Capital (Deficit) (Unaudited)

(in thousands, except unit and per unit data)

	Class A units		Class B units		Class M unit		Total Members’ Capital Excluding Noncontrolling	Noncontrolling	Total Members’
	Units	Amount	Units	Amount	Units	Amount	Interests	Interests	Capital
Balance at January 1, 2022	3,382,149	$323,683	100,000	$—	1	$—	$323,683	$192	$323,875
Offering costs	—	(20)	—	—	—	—	(20)	—	(20)
Net (loss) income	—	(2,016)	—	—	—	—	(2,016)	7	(2,009)
Balance at March 31, 2022	3,382,149	$321,647	100,000	$—	1	$—	$321,647	$199	$321,846
Issuance of units	31,300	3,130	—	—	—	—	3,130	—	3,130
Acquisition of ownership in CMC Storrs SPV, LLC (Note 4)	—	—	—	—	—	—	—	3,100	3,100
Offering Costs	—	(347)	—	—	—	—	(347)	—	(347)
Net loss	—	(1,886)	—	—	—	—	(1,886)	(46)	(1,932)
Balance at June 30, 2022	3,413,449	$322,544	100,000	$—	1	$—	$322,544	$3,253	$325,797

	Class A units		Class B units		Class M unit		Total Members’ Deficit Excluding Noncontrolling	Noncontrolling	Total Members’
	Units	Amount	Units	Amount	Units	Amount	Interest	Interest	Deficit
Balance at January 1, 2021	100	$(102)	—	$—	—	$—	$(102)	$—	$(102)
Contribution from noncontrolling interest	—	—	—	—	—	—	—	200	200
Net loss	—	(128)	—	—	—	—	(128)	(7)	(135)
Balance at March 31, 2021	100	$(230)	—	$—	—	$—	$(230)	$193	$(37)
Net loss	—	(66)	—	—	—	—	(66)	—	(66)
Balance at June 30, 2021	100	$(296)	—	$—	—	$—	$(296)	$193	$(103)

See accompanying notes to consolidated financial statements.

Belpointe PREP, LLC

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(3,941)	$(201)
Adjustments to net loss
Depreciation and amortization	550	207
Accretion of rent-related intangibles and deferred rental revenue	(94)	(45)
(Decrease) increase in due to affiliates	(263)	57
Decrease (increase) in other assets	221	(5)
Increase in accounts payable	135	7
Increase in accrued expenses and other liabilities	438	228
Net cash (used in) provided by operating activities	(2,954)	248

Cash flows from investing activities
Funding of loans receivable	(34,955)	—
Development of real estate	(16,694)	(3,780)
Acquisitions of real estate	(6,100)	(26,347)
Repayment of loan receivable	3,462	—
Cash acquired from CMC (Note 4)	1,492	—
Other investing activity	(72)	—
Net cash used in investing activities	(52,867)	(30,127)

Cash flows from financing activities
Proceeds from subscriptions receivable	20,295	—
Repayment of debt	(10,800)	—
Proceeds from units issued	3,130	—
Payment of offering costs	(426)	—
Other financing activities	(192)	—
Short-term loan from affiliate	—	39,000
Net cash provided by financing activities	12,007	39,000

Net (decrease) increase in cash and cash equivalents and restricted cash	(43,814)	9,121

Cash and cash equivalents and restricted cash, beginning of period	192,346	6,578
Cash and cash equivalents and restricted cash, end of period	$148,532	$15,699

Cash paid during the period for interest, net of amount capitalized	$—	$—

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

Capitalization

We are offering Class A units in our ongoing initial public offering (our “Primary Offering”) directly to investors. Our Primary Offering is a “best efforts” offering and we undertake closings on a rolling basis.

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

In the opinion of management, all adjustments considered necessary for a fair presentation of our financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The consolidated financial statements as of June 30, 2022, and for the three and six months ended June 30, 2022 and 2021 are unaudited and may not include year-end adjustments necessary to make them comparable to audited results. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2021 included in our Annual Report on Form 10-K. The operating results for interim periods are not necessarily indicative of operating results for any other interim period or for the entire year.

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

The following table presents the financial data of the consolidated VIEs included in the consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively (amounts in thousands):

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Real estate
Land	$9,747	$5,127
Building and improvements	10,449	10,226
Intangible assets	7,155	6,731
Real estate under construction	98,393	76,332
Total real estate	125,744	98,416
Accumulated depreciation and amortization	(244)	(35)
Real estate, net	125,500	98,381
Cash and cash equivalents	134,738	188,608
Loan receivable from affiliate	30,000	—
Other assets	6,164	503
Total assets	$296,402	$287,492

Liabilities
Debt, net	$—	$10,790
Due to affiliates	2,359	305
Accounts payable	2,127	1,118
Accrued expenses and other liabilities	2,509	822
Total liabilities	$6,995	$13,035

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

Restricted Cash

Restricted cash consists of amounts required to be reserved pursuant to contractual obligations and lender agreements for debt service. The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the unaudited consolidated statements of cash flows (amounts in thousands):

	June 30, 2022	December 31, 2021
	(unaudited)
Cash and cash equivalents	$147,127	$192,131
Restricted cash (1)	1,405	215
Total cash and cash equivalents and restricted cash	$148,532	$192,346

(1)	Restricted cash is included within Other assets on our consolidated balance sheets.

Risks and Uncertainties

Demand for multifamily and mixed-use rental properties is subject to uncertainty as a result of a number of factors, including, among others, increasing interest rates, higher rates of inflation, ongoing supply chain disruptions and labor shortages, and the continuing impact of COVID-19. The potential effect of these and other factors presents material uncertainty and risk with respect to our future performance and financial results, including the potential to negatively impact our costs of operations, our financing arrangements, the value of our investments, and the laws, regulations, and government and regulatory policies applicable to us. We are closely monitoring the potential impact of these and other factors on all aspects of our business.

Note 3 – Related Party Arrangements

Our Transaction with Norpointe, LLC

On January 3, 2022, through an indirect wholly-owned subsidiary, we provided a commercial mortgage loan in the principal amount of $30.0 million (the “Norpointe Loan”) to Norpointe, LLC (“Norpointe”), an affiliate of our Chief Executive Officer. Norpointe is the owner of certain real property located at 41 Wolfpit Avenue, Norwalk, Connecticut 06851 (the “Norpointe Property”). The Norpointe Loan was evidenced by a promissory note bearing interest at an annual rate of 5.0%, due and payable on December 31, 2022, and was secured by a first mortgage lien on the Norpointe Property.

On June 28, 2022, for purposes of complying with the qualified opportunity fund requirements, we restructured the Norpointe Loan through BPOZ 1000 First QOZB, LLC (“BPOZ 1000”), an indirect majority-owned subsidiary, whereby BPOZ 1000 provided a commercial mortgage loan in the principal amount of $30.0 million (the “QOZB Loan”) to Norpointe. Thereafter, on June 28, 2022, Norpointe repaid the Norpointe Loan in full. The QOZB Loan is evidenced by a promissory note bearing interest at an annual rate of 5.0%, due and payable on June 28, 2023 and is secured by a first mortgage lien on the Norpointe Property.

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

The following table presents a summary of fees incurred on our behalf by, and expenses reimbursable to, our Manager and its affiliates, including our Sponsor, in accordance with the terms of the relevant agreements (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Amounts included in the Consolidated Statements of Operations
Management fees	$640	$—	$1,274	$—
Costs incurred by our Manager and its affiliates (1)	460	80	994	199
Insurance	105	—	212	—
Director compensation	20	—	40	—
	$1,225	$80	$2,520	$199

Capitalized costs included in the Consolidated Balance Sheets
Development fee and reimbursements	$967	$1,534	$2,820	$1,582
Insurance (2)	527	—	568	—
	$1,494	$1,534	$3,388	$1,582

(1)	Includes wage, overhead and other reimbursements to our Manager and its affiliates, including our Sponsor, which are included in General and administrative expenses on the unaudited Consolidated Statements of Operations.
(2)	During the three and six months ended June 30, 2022, we incurred insurance premiums of less than $0.1 million and $4.6 million, respectively, pertaining to insurance policies with effective dates that commenced during the period, which was included in Other assets on our unaudited consolidated balance sheet. Of this amount, zero was unpaid as of June 30, 2022 and $0.6 million was amortized into Real estate under construction on our unaudited consolidated balance sheet.

The following table presents a summary of amounts included in Due to affiliates in the consolidated balance sheets (amounts in thousands):

	June 30, 2022	December 31, 2021
	(unaudited)
Due to affiliates
Development fees	$2,223	$—
Management fees	640	634
Employee cost sharing and reimbursements (1)	363	852
Director compensation	20	20
Acquisition fee	—	38
	$3,246	$1,544

(1)	Includes wage, overhead and other reimbursements to our Manager and its affiliates, including our Sponsor.

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

There were no organization or Primary Offering expenses incurred by our Manager and its affiliates during the three and six months ended June 30, 2022. During the three and six months ended June 30, 2021, our Manager and its affiliates, including our Sponsor, incurred organization and Primary Offering expenses of $0.1 million and $0.5 million, respectively, as well as Transaction expenses of less than $0.1 million and $0.1 million, respectively, on our behalf, all of which have been fully repaid.

Other Operating Expenses

Pursuant to a management agreement by and among the Company, our Operating Companies and our Manager (the “Management Agreement”), we reimburse our Manager, Sponsor and their respective affiliates for actual expenses incurred on our behalf in connection with the selection, acquisition or origination of investments, whether or not we ultimately acquire or originate an investment. We also reimburse our Manager, Sponsor and their respective affiliates for out-of-pocket expenses paid to third parties in connection with providing services to us.

Pursuant to an employee and cost sharing agreement by and among the Company, our Operating Companies, our Manager and our Sponsor, we reimburse our Sponsor and our Manager for expenses incurred for our allocable share of the salaries, benefits and overhead of personnel providing services to us. During the three and six months ended June 30, 2022, our Manager and its affiliates, including our Sponsor, incurred operating expenses of $0.4 million and $0.9 million, respectively, on our behalf. During the three and six months ended June 30, 2021, our Manager and its affiliates, including our Sponsor, incurred operating expenses of $0.2 million and $0.3 million, respectively, on our behalf. The expenses are payable, at the election of the recipient, in cash, by issuance of our Class A units at the then-current NAV, or through some combination of the foregoing. As of June 30, 2022, all expenses incurred since inception have been paid in cash.

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

Pursuant to the Management Agreement we pay our Manager a quarterly management fee in arrears of one-fourth of 0.75%. The management fee is based on our NAV at the end of each quarter, which, no later than the first quarter following the December 31, 2022 year end, and every quarter thereafter, will be announced within approximately 60 days of the last day of each quarter. During the three and six months ended June 30, 2022, we incurred management fees of $0.6 million and $1.3 million, respectively, which are included in Property expenses in the unaudited consolidated statements of operations. There were no management fees incurred for the three and six months ended June 30, 2021.

Development Fees and Reimbursements

Affiliates of our Sponsor are entitled to receive (i) development fees on each project in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project, and (ii) reimbursements for their expenses, such as employee compensation and other overhead expenses incurred in connection with the project.

On March 29, 2022, we commenced construction on one of our properties located in Sarasota, Florida, and in connection therewith, due to increases in scope of work and construction costs, we revised our construction budget. As a result of the revisions to our construction budget we incurred an additional upfront development fee of $1.6 million, which is included in Real estate under construction in our unaudited consolidated balance sheet. The remaining development fee will be earned throughout the project in accordance with the terms of the development management agreement. During the three and six months ended June 30, 2022, we incurred development fees earned during the construction phase of $0.6 million and $0.7 million, respectively. As of June 30, 2022 and December 31, 2021, $2.2 million and zero, respectively, remained due and payable to our affiliates for development fees.

During the three and six months ended June 30, 2022, we incurred employee reimbursement expenditures to our affiliates acting as development managers of $0.4 million and $0.7 million, respectively, of which $0.3 million and $0.6 million, respectively, is included in Real estate under construction in our unaudited consolidated balance sheet, and $0.1 million and $0.1 million, respectively, is included in General and administrative expenses in our unaudited consolidated statement of operations. During the three and six months ended June 30, 2021, we incurred employee reimbursement expenditures to our affiliates acting as development managers of $0.1 million and $0.1 million, respectively, of which $0.1 million and $0.1 million, respectively, is included in Real estate under construction in our unaudited consolidated balance sheet, and less than $0.1 million and less than $0.1 million, respectively, is included in General and administrative expenses in our unaudited consolidated statement of operations. As of June 30, 2022 and December 31, 2021, $0.1 million and $0.4 million, respectively, remained due and payable to our affiliates for employee reimbursement expenditures.

Acquisition Fees

We will pay our Manager, Sponsor, or an affiliate of our Manager or Sponsor, an acquisition fee equal to 1.5% of the total value of any acquisition transaction, including any acquisition through merger with another entity (but excluding any transactions in which our Sponsor, or an affiliate of our Manager or Sponsor, would otherwise receive a development fee). We did not incur any acquisition fees during the three and six months ended June 30, 2022 and 2021, since all investments acquired during these periods were, or will be, subject to payment of development fees.

Insurance

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

During the three and six months ended June 30, 2022, we obtained insurance premiums in the aggregate amount of less than $0.1 million and $4.6 million, respectively, from which Belpointe Specialty Insurance earned commissions of less than $0.1 million and $0.4 million, respectively. During the three and six months ended June 30, 2022, Belpointe Specialty Insurance earned administration fees of zero and less than $0.1 million, respectively. Insurance premiums are prepaid and are included in Other assets on the unaudited consolidated balance sheets. With respect to our properties under development, for the three and six months ended June 30, 2022, $0.5 million and $0.6 million, respectively, were amortized into Real estate under construction on the unaudited consolidated balance sheet. As it pertains to our operating properties, for the three and six months ended June 30, 2022, $0.1 million and $0.2 million, respectively, were amortized into Property expenses on the unaudited consolidated statements of operations.

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

On May 9, 2022, through an indirect wholly-owned subsidiary of our Operating Company, we completed the acquisition of a 0.265-acre site, located in Sarasota, Florida, for a purchase price of $1.5 million, inclusive of transaction costs of $0.1 million. This acquisition was deemed to be an asset acquisition and all direct transaction costs were capitalized. The purchase price was allocated to land, building, and in-place lease intangible asset of $1.3 million, $0.1 million and less than $0.1 million, respectively. All related assets and liabilities, including identifiable intangibles, were recorded at their relative fair values based on the purchase price and acquisition costs incurred.

On June 28, 2022, through an indirect wholly-owned subsidiary of our Operating Company, we acquired a 70.2% controlling interest in CMC Storrs SPV, LLC (“CMC”), a holding company for a 60-acre site located at 497-501 Middle Turnpike, Mansfield, Connecticut (“497-501 Middle”), for an initial capital contribution of $3.8 million. As part of the transaction, an unaffiliated joint venture partner (the “CMC JV Partner”) was deemed to have made an initial contribution of $3.1 million (a non-cash financing activity during the six months ended June 30, 2022). This acquisition was deemed to be an asset acquisition and all direct transaction costs were capitalized. All related assets and liabilities, including identifiable intangibles, were recorded at their relative fair values based on the purchase price and acquisition costs incurred. As a result of our controlling financial interest, we consolidate this development project. The purchase price was allocated as follows (amounts in thousands):

As of June 28, 2022
Assets
Real estate
Intangible assets	$424
Real estate under construction	4,633
Total real estate	5,057
Accumulated depreciation and amortization	—
Real estate, net	5,057
Cash and cash equivalents	87
Other assets (1)	2,105
Total assets	$7,249

Liabilities
Accounts payable	$363
Accrued expenses and other liabilities	16
Total liabilities	$379

Amounts attributable to noncontrolling interests (2)	$3,100

Total net assets	$3,770

(1)	Includes restricted cash of $1.4 million.
(2)	Represents a non-cash financing activity during the six months ended June 30, 2022.

Depreciation expense was $0.2 million and less than $0.1 million for the three months ended June 30, 2022 and 2021, respectively, and $0.3 million and $0.1 million for the six months ended June 30, 2022 and 2021, respectively, and is included in Depreciation and amortization expense on the unaudited consolidated statements of operations.

Real Estate Under Construction

The following table provides the activity of our Real estate under construction in the consolidated balance sheets (amounts in thousands):

	June 30, 2022	December 31, 2021
	(unaudited)
Beginning balance	$76,882	$15,101
Capitalized costs (1) (2) (3)	16,638	8,991
Land held for development (1) (4)	5,041	48,085
Acquisition of construction in progress (1)	—	4,662
Capitalized interest	151	43
	$98,712	$76,882

(1)	Includes non-cash investing activity of $6.3 million (inclusive of land contributed by the CMC JV Partner) and $1.6 million for the six months ended June 30, 2022 and the year ended December 31, 2021, respectively.
(2)	Includes development fees and employee reimbursement expenditures of $2.8 million and $2.7 million for the six months ended June 30, 2022 and the year ended December 31, 2021, respectively.
(3)	Includes direct and indirect project costs to the construction and development of real estate projects, including but not limited to loan fees, property taxes and insurance, incurred of $0.9 million and $0.5 million for the six months ended June 30, 2022 and the year ended December 31, 2021, respectively.
(4)	Includes ground lease payments and straight line adjustments incurred of $0.4 million and less than $0.1 million for the six months ended June 30, 2022 and the year ended December 31, 2021, respectively.

Note 5 – Intangible Assets and Liabilities

Intangible assets and liabilities are summarized as follows (amounts in thousands):

	June 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(unaudited)	(unaudited)	(unaudited)
Finite-Lived Intangible Assets
In-place leases	$3,194	$(407)	$2,787	$2,941	$(383)	$2,558
Indefinite-Lived Intangible Assets
Development rights	5,659	—	5,659	5,659	—	5,659
Ground lease purchase option	1,072	—	1,072	1,072	—	1,072
Total intangible assets	$9,925	$(407)	$9,518	$9,672	$(383)	$9,289

Finite-Lived Intangible Liabilities
Below-market leases	$(2,159)	$273	$(1,886)	$(2,159)	$159	$(2,000)
Total intangible liabilities	$(2,159)	$273	$(1,886)	$(2,159)	$159	$(2,000)

In-place lease intangible assets recorded for 2022 acquisitions, noted above, are included in Intangible assets on the unaudited consolidated balance sheet and are being amortized over a weighted average lease term of approximately 10.9 years. In-place lease, development right and ground lease purchase option intangible assets, noted above, are included in Intangible assets on the consolidated balance sheets. Below-market lease liabilities, noted above, are included in Below-market rent liabilities, net on the consolidated balance sheets.

Amortization of in-place lease intangible assets was $0.1 million and $0.1 million for the three months ended June 30, 2022 and 2021, respectively, and $0.2 million and $0.1 million for the six months ended June 30, 2022 and 2021, respectively, and is included in Depreciation and amortization expense on the unaudited consolidated statements of operations.

Amortization of below-market lease liability was $0.1 million and less than $0.1 million for the three months ended June 30, 2022 and 2021, respectively, and $0.1 million and $0.1 million for the six months ended June 30, 2022 and 2021, respectively, and is included in Rental revenue on the unaudited consolidated statements of operations.

Note 6 – Loans Receivable

On January 3, 2022, through an indirect wholly owned subsidiary, we provided a commercial mortgage loan in the principal amount of $30.0 million to Norpointe, an affiliate of our Chief Executive Officer. The Norpointe Loan was evidenced by a promissory note bearing interest at an annual rate of 5.0%, was due and payable on December 31, 2022, and was secured by a first mortgage lien on the Norpointe Property. On June 28, 2022, the Norpointe Loan was repaid in full. See “Note 3 – Related Party Arrangements” for additional details regarding our transactions with Norpointe.

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

On September 30, 2021, through an indirect wholly-owned subsidiary, we provided a commercial mortgage loan in the principal amount of $3.5 million (the “CMC Loan”) to CMC. The CMC Loan was evidenced by a secured promissory note bearing interest at an annual rate of 12.0%, and was due and payable at maturity on June 27, 2022. On June 28, 2022, the CMC Loan including accrued interest of $0.3 million was repaid in full.

On June 28, 2022, through an indirect majority-owned subsidiary, we provided a commercial mortgage loan in the principal amount of $30.0 million to Norpointe, an affiliate of our Chief Executive Officer. The QOZB Loan is evidenced by a promissory note bearing interest at an annual rate of 5.0%, due and payable on June 28, 2023, and is secured by a first mortgage lien on the Norpointe Property. See “Note 3 – Related Party Arrangements” for additional details regarding our transactions with Norpointe.

Interest income from the loans receivable for the three and six months ended June 30, 2022 was $0.6 million and $1.1 million, respectively, and is included in Interest income in our unaudited consolidated statements of operations. There was no interest income for the three and six months ended June 30, 2021.

Note 7 – Debt, Net

Debt, net consisted of one non-recourse mortgage loan held with an unrelated third party (the “Acquisition Loan”), which was guaranteed by our Chief Executive Officer. The Acquisition Loan, including outstanding interest of less than $0.1 million, was repaid in full on April 22, 2022.

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

The carrying value of our loans receivable totaled $35.0 million and $3.5 million as of June 30, 2022 and December 31, 2021, respectively, and had estimated fair values of $34.3 million and $3.5 million as of June 30, 2022 and December 31, 2021, respectively. We determined the estimated fair value of our loans receivable using a discounted cash flow model taking into account the investments liquidity, the strength of the loan collateral, quality of the credit profile of the obligor, term to maturity and the likelihood of a liquidity event, among other factors. These fair value measurements fall within Level 3 of the fair value hierarchy.

We estimated that our other financial assets and liabilities had fair values that approximated their carrying values as of June 30, 2022 and December 31, 2021.

Note 9 – Members’ Capital (Deficit)

Our Amended and Restated Limited Liability Company Operating Agreement (our “Operating Agreement”) generally authorizes our Board to issue an unlimited number of units and options, rights, warrants and appreciation rights relating to such units for consideration or for no consideration and on the terms and conditions as determined by our Board, in its sole discretion, in most cases without the approval of our members. These additional securities may be used for a variety of purposes, including in future offerings to raise additional capital and acquisitions. Our Operating Agreement currently authorizes the issuance of an unlimited number of Class A units, 100,000 Class B units and one Class M unit. During the three and six months ended June 30, 2022, we issued 31,300 Class A units and 31,300 Class A units, respectively. There were no units issued during the three and six months ended June 30, 2021. As of June 30, 2022, there were 3,413,449 Class A units, 100,000 Class B units and one Class M unit issued and outstanding. As of December 31, 2021, there were 3,382,149 Class A units, 100,000 Class B units and one Class M unit issued and outstanding.

As of December 31, 2021, there were 202,952 units issued by the Company pursuant to subscription agreements which had not yet settled. All of these funds were received during January 2022.

Class A units

Upon payment in full of any consideration payable with respect to the initial issuance of our Class A units, the holder thereof will not be liable for any additional capital contributions to the Company. Holders of Class A units are not entitled to preemptive, redemption or conversion rights. Holders of our Class A units are entitled to one vote per unit on all matters submitted to a vote of our members. Matters must generally be approved by a majority (or, in the case of the election of directors, by a plurality) of the votes entitled to be cast.

Holders of our Class A units share ratably in any distributions we make, subject to any statutory or contractual restrictions on distributions and to any restrictions on distributions imposed by the terms of any preferred units we issue.

Upon our dissolution, liquidation or winding up, after payment of all amounts required to be paid to creditors and holders of preferred units, if any, holders of our Class A units are entitled to receive our remaining assets available for distribution.

Class B units

All of our Class B units are currently held by our Manager and were issued on September 14, 2021. Holders of our Class B units are not entitled to preemptive, redemption or conversion rights. Holders of our Class B units are entitled to one vote per unit on all matters submitted to a vote of our members. Matters must generally be approved by a majority (or, in the case of the election of directors, by a plurality) of the votes entitled to be cast.

Holders of our Class B units are entitled to share ratably as a class in 5% of any gains recognized by or distributed to the Company or recognized by or distributed from our Operating Companies or any subsidiary or other entity to the Company, regardless of whether the holders of our Class A units have received a return of their capital. The allocation and distribution rights that the holders of our Class B units are entitled to may not be amended, altered or repealed, and the number of authorized Class B units may not be increased or decreased, without the consent of the holders of our Class B units. In addition, our Manager, or any other holder of our Class B units, will continue to hold the Class B units even if our Manager is no longer our manager.

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

Class M unit

The Class M unit is currently held by our Manager and was issued on September 14, 2021. The holder of our Class M unit is not entitled to preemptive, redemption or conversion rights. The holder of our Class M unit is entitled to that number of votes equal to the product obtained by multiplying (i) the sum of the aggregate number of outstanding Class A Units plus Class B units, by (ii) 10, on matters on which the Class M unit has a vote. Our Manager will continue to hold the Class M unit for so long as it remains our manager.

The holder of our Class M unit does not have any right to receive ordinary, special or liquidating distributions.

Preferred units

Under our Operating Agreement, our Board may from time to time establish and cause us to issue one or more classes or series of preferred units and set the designations, preferences, rights, powers and duties of such classes or series.

Subscriptions Receivable

Subscriptions receivable consists of units that have been issued with subscriptions that have not yet settled. As of June 30, 2022 and December 31, 2021, there was zero and $20.3 million, respectively, in subscriptions that had not yet settled. Subscriptions receivable are carried at cost which approximates fair value.

Basic and Diluted Loss Per Class A Unit (Unaudited)

For the three and six months ended June 30, 2022, the basic and diluted weighted-average units outstanding was 3,387,838 and 3,385,009, respectively. For the three and six months June 30, 2022, net loss attributable to Class A units was $1.9 and $3.9 million, and the loss per basic and diluted unit was $0.56 and $1.15, respectively.

For the three and six months ended June 30, 2021, the basic and diluted weighted-average units outstanding was 100. For the three and six months June 30, 2021, net loss attributable to Class A units was $0.1 million and $0.2 million, and the loss per basic and diluted unit was $660 and $1,940, respectively.

Note 10 – Commitments and Contingencies

As of June 30, 2022, we are not subject to any material litigation nor are we aware of any material litigation threatened against us.

During the six months ended June 30, 2022, we entered into a construction management agreement in connection with the redevelopment of one of our commercial real estate properties. As of June 30, 2022, we had an unfunded capital commitment of $158.9 million (excluding capitalized interest, development fees and indirect project costs) under the terms of this agreement. We expect to incur this capital commitment incrementally over the course of the next 24 months. As of June 30, 2022, $2.5 million is outstanding and payable in connection with this redevelopment.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q (this “Form 10-Q”), unless context otherwise requires, references to “we,” “us,” “our” “Belpointe” or the “Company” refer to Belpointe PREP, LLC, its operating companies, Belpointe PREP OC, LLC, and Belpointe PREP TN OC, LLC (each an “Operating Company” and, together, the “Operating Companies”), and each of the Operating Companies’ subsidiaries, taken together.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021 (our “Annual Report”) filed with the U.S. Securities and Exchange Commission on March 11, 2022, a copy of which may be accessed here. As discussed in the section entitled “Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section entitled “Risk Factors” included our Annual Report.

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

Prior to and in connection with the Offer and Merger, we entered into a series of loan transactions with Belpointe REIT, whereby Belpointe REIT advanced us an aggregate of $74.0 million evidenced by a series of secured promissory notes (the “Secured Notes”) bearing interest at an annual rate of 0.14%, due and payable on December 31, 2021, and secured by all of our assets. Upon consummation of the Merger, BREIT Merger acquired the Secured Notes as successor in interest to Belpointe REIT and, effective October 12, 2021, we entered into a Release and Cancellation of Indebtedness agreement with BREIT Merger pursuant to the terms of which BREIT Merger cancelled the Secured Notes and discharged us from all obligations to repay the principal and any accrued interest on the Secured Notes.

Our Business Outlook

While market conditions for multifamily and mixed-use rental properties have remained strong over the past several quarters, future economic conditions and the demand for multifamily and mixed-use rental properties are subject to uncertainty as a result of a number of factors, including, among others, increasing interest rates, higher rates of inflation, ongoing supply chain disruptions and labor shortages, and the continuing impact of COVID-19. The potential effect of these and other factors presents material uncertainty and risk with respect to our future performance and financial results, including the potential to negatively impact our costs of operations, our financing arrangements, the value of our investments, and the laws, regulations and governmental and regulatory policies applicable to us. As a result, our past performance may not be indicative of future results.

Given the evolving nature of these factors, the extent to which they may impact our future performance and financial results will depend on future developments which remain highly uncertain and, as a result, at this time we are unable to estimate the impact that these factors may have on our future financial results. Our Manager continuously reviews our investment and financing strategies for optimization and to reduce our risk in the face of the fluidity of these and other factors.

Our Investments

As of June 30, 2022, our investment portfolio consisted of the following properties:

Investments in Multifamily and Mixed-Use Rental Properties

1700 Main Street – Sarasota, Florida – 1700 Main Street (“1700 Main”) is a 1.3-acre site, consisting of a former gas station, a three-story office building with parking lot and a three-story retail building, located in Sarasota, Florida, which we acquired for an aggregate purchase price of $6.9 million, inclusive of transaction costs. We currently anticipate that 1700 Main will be redeveloped into a 168-apartment home community consisting of one-bedroom, two-bedroom and three-bedroom apartments, with approximately 7,000 square feet of retail space located on the first two levels. We anticipate that 1700 Main will consist of a 10-story podium style building with a 3-story, 360-space garage and 7-stories of apartments above, including a clubroom, fitness center, courtyards with a swimming pool and rooftop terraces as well as a leasing office. We have placed the development of 1700 Main on hold pending re-zoning by the City of Sarasota. We have engaged an architectural firm for conceptual studies so that we can prepare a design to present to the City of Sarasota for approval once the re-zoning is complete.

1701, 1702 and 1710 Ringling Boulevard – Sarasota, Florida – 1701 Ringling Boulevard (“1701 Ringling”) and 1710 Ringling Boulevard (“1710 Ringling”) make up a 1.62-acre site, consisting of a six-story previously owner-occupied office building and a parking lot, located in Sarasota, Florida, which we acquired for an aggregate purchase price of $7.0 million, inclusive of transaction costs. We currently anticipate that 1701 Ringling will be renovated into a fully functioning office building, consisting of approximately 80,000 square feet of rentable space, with 1710 Ringling consisting of an approximately 128 space parking lot. The existing tenant at 1701 Ringling has leased back approximately 42,000 square feet of the building for 20 years with several lease extensions. Renovations to 1701 Ringling will include creation of a glass front lobby area, the conversion of the existing freight elevator into an oversized passenger elevator and the reinstallation of windows into the façade.

1702 Ringling Boulevard (“1702 Ringling”) is a 0.265-acre site consisting of a fully leased single-story 1,546 gross square foot single-tenant office building and associated parking lot, which we acquired for an aggregate purchase price of $1.5 million, inclusive of transaction costs. We currently anticipate holding 1702 Ringling for future multifamily development and density and massing studies are underway for conceptual design.

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

900 First Avenue North (“900 First”) is a parcel of land with a two-tenant retail building, located in St. Petersburg, Florida, which we acquired for an aggregate purchase price of $2.5 million, inclusive of transaction costs. 900 First will remain a two-tenant retail building and we have taken the additional development rights and added them to 902-1020 First.

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

As part of our acquisition of 900 8th Avenue South, on February 24, 2021, an indirect wholly owned subsidiary of our Operating Company and an unaffiliated third party (the “JV Partner”) entered into a limited liability company agreement (the “LLC Agreement”) for BPOZ 900 Eighth QOZB, LLC (the “BPOZ 900 Eighth QOZB”), an indirect holding company for 900 8th Avenue South. Pursuant to the LLC Agreement, the JV Partner assigned the purchase and sale agreement for 900 8th Avenue South together with a previously paid property deposit of $0.4 million to BPOZ 900 Eighth QOZB in exchange for the JV Partner’s deemed initial capital contribution of $0.2 million and a promissory note (the “900 Eighth Promissory Note”) from 900 Eighth, LP, the direct holding company for 900 8th Avenue South, in the amount of $0.2 million. The 900 Eighth Promissory Note earned interest at the greater of (i) 1% per annum, or (ii) the short-term adjusted applicable federal rate for the current month for purposes of Section 1288(b) of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), and was repaid in full in April 2022.

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

1991 Main Street – Sarasota, Florida – 1991 Main Street (“1991 Main”) is a 5.2-acre site located in Sarasota, Florida, which was originally acquired for an aggregate purchase price of $20.7 million, inclusive of transaction costs and deferred financing fees. A portion of the aggregate purchase of 1991 Main was funded by a $10.8 million secured loan from First Foundation Bank (the “Acquisition Loan”). On April 22, 2022 we repaid the Acquisition Loan in full.

We currently anticipate that 1991 Main will be redeveloped into an approximately 418-apartment home community consisting of one-bedroom, two-bedroom and three-bedroom apartments, and four-bedroom townhome-style penthouse apartments, with approximately 51,000 square feet of retail space located on the first level. We anticipate that 1991 Main will consist of two high-rise buildings with 7-stories in the front and 10-stories in the rear, and approximately 721 parking spaces including 590 from an existing parking garage, currently subject to a parking garage easement agreement, 104 new underground spaces, and 27 new street level spaces.

During the six months ended June 30, 2022, we entered into a construction management agreement for the redevelopment of 1991 Main. The construction management agreement contains terms and conditions that are customary for a project of this type and will be subject to a guaranteed maximum price. We currently anticipate that the remaining funding for construction and soft costs associated with the redevelopment will be a minimum of $209.9 million, and are building to an unlevered yield of greater than 6%. The redevelopment is currently under construction and we expect to begin leasing units in the fourth quarter of 2023, with construction completed by the second quarter of 2024.

901-909 Central Avenue North – St. Petersburg, Florida – 901-909 Central Avenue North is a 0.129-acre site consisting of a fully leased single-story 5,328 gross square foot retail/office building comprised of 4 units located in St. Petersburg, Florida, which we acquired for an aggregate purchase price of $2.6 million, inclusive of transaction costs.

Cedar Swamp Road – Mansfield, Connecticut – Cedar Swamp Road is a 1.1-acre site located in Mansfield, Connecticut, which we acquired for a purchase price of $0.3 million, inclusive of transaction costs, and upon closing leased back to the seller for a term of 12 months. We currently anticipate holding Cedar Swamp Road for future multifamily development.

497-501 Middle Turnpike – Mansfield, Connecticut – 497-501 Middle Turnpike (“497-501 Middle”) is an approximately 60-acre site located in Mansfield, Connecticut, consisting of an approximately 30-acre former golf course and approximately 30 acres of undeveloped hiking and biking trails surrounding wetlands. We acquired a majority ownership interest in CMC Storrs SPV, LLC (“CMC”), the holding company for 497-501 Middle, for an initial capital contribution of $3.8 million.

We currently anticipate that 497-501 Middle will be developed into an approximately 250-apartment home community and that amenities will include a leasing office, clubhouse with a demonstration kitchen, fitness center, game room, study/lounge area, meeting rooms, and an outside AstroTurf meadow.

Investments in Commercial Real Estate Loans

Norpointe Secured Loan – On January 3, 2022, through an indirect wholly-owned subsidiary, we provided a commercial mortgage loan in the principal amount of $30.0 million (the “Norpointe Loan”) to Norpointe, LLC (“Norpointe”), an affiliate of our Chief Executive Officer. Norpointe is the owner of certain real property located at 41 Wolfpit Avenue, Norwalk, Connecticut 06851 (the “Norpointe Property”). The Norpointe Loan was evidenced by a promissory note bearing interest at an annual rate of 5.0%, due and payable on December 31, 2022, and was secured by a first mortgage lien on the Norpointe Property. Given our excess cash on hand as of the year ended December 31, 2021, management viewed the Norpointe transaction as an opportunity to earn a strong rate of return on that cash by making a low risk—due to the low loan-to-value ratio and first priority mortgage interest—short-term loan rather than depositing the funds in a lower yielding account pending investment in future developments.

On June 28, 2022, for purposes of complying with the qualified opportunity fund requirements, we restructured the Norpointe Loan through BPOZ 1000 First QOZB, LLC (“BPOZ 1000”), our indirect majority-owned subsidiary, whereby BPOZ 1000 provided a commercial mortgage loan in the principal amount of $30.0 million (the “QOZB Loan”) to Norpointe. Thereafter, on June 28, 2022, Norpointe repaid the Norpointe Loan in full. The QOZB Loan is evidenced by a promissory note bearing interest at an annual rate of 5.0%, due and payable on June 28, 2023 and is secured by a first mortgage lien on the Norpointe Property.

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

Results of Operations

	Three Months Ended June 30,		$		Six Months Ended June 30,		$
	2022	2021	Change	% Change	2022	2021	Change	% Change
Revenue
Rental revenue	$312	$247	$65	26%	$641	$401	$240	60%
Total revenue	312	247	65	26%	641	401	240	60%

Expenses
Property expenses	924	96	828	863%	1,831	167	1,664	996%
General and administrative	1,473	57	1,416	2484%	3,114	189	2,925	1548%
Depreciation and amortization expense	266	137	129	94%	550	207	343	166%
Total expenses	2,663	290	2,373	818%	5,495	563	4,932	876%

Other income (loss)
Interest income	549	—	549	100%	1,050	—	1,050	100%
Other income (expense)	(19)	(23)	4	(17)%	(26)	(39)	13	(33)%
Total other income (loss)	530	(23)	553	(2404)%	1,024	(39)	1,063	(2726)%
Loss before income taxes	(1,821)	(66)	(1,755)	2659%	(3,830)	(201)	(3,629)	1805%
Provision for income taxes	(111)	—	(111)	100%	(111)	—	(111)	100%
Net loss	(1,932)	(66)	(1,866)	2827%	(3,941)	(201)	(3,740)	1861%
Net loss attributable to noncontrolling interests	46	—	46	100%	39	7	32	457%
Net loss attributable to Belpointe PREP, LLC	$(1,886)	$(66)	$(1,820)	2758%	$(3,902)	$(194)	$(3,708)	1911%

Revenue

Rental Revenue

For the three and six months ended June 30, 2022, as compared to the same periods in 2021, rental revenue increased by $0.1 million and $0.2 million, respectively, primarily due to an increase in lease revenues as a result of properties acquired subsequent to June 30, 2021 as well as two operating properties acquired during the six months ended June 30, 2021.

Expenses

Property Expenses

For the three and six months ended June 30, 2022, property expenses consisted of management fees, property expenses, real estate taxes, and utilities and insurance expenses incurred in relation to our acquired investments. For the three months and six months ended June 30, 2021 property expenses consisted of property expenses, real estate taxes, and utilities and insurance expenses incurred in relation to our acquired investments. For the three and six months ended June 30, 2022, as compared to the same period in 2021, property expenses increased by $0.8 million and $1.7 million, respectively, primarily due to management fees incurred and properties acquired subsequent to June 30, 2021 as well as three properties acquired during the six months ended June 30, 2021.

General and Administrative

For the three and six months ended June 30, 2022, general and administrative expenses primarily consisted of employee cost sharing expenses (pursuant to our management agreement and employee and cost sharing agreement), marketing expenses, legal, audit and accounting fees. For the three and six months ended June 30, 2021, general and administrative expenses primarily consisted of employee cost sharing expenses (pursuant to our management agreement and employee and cost sharing agreement).

Depreciation and Amortization

For the three and six months ended June 30, 2022, as compared to the same periods in 2021, depreciation and amortization increased by $0.1 million and $0.3 million, respectively, primarily due to operating properties acquired during 2022 and 2021.

Other Income (Loss)

Interest Income

For the three months ended June 30, 2022, interest income was $0.5 million and is primarily related to interest earned on the Norpointe Loan of $0.4 million, interest earned on the CMC Loan of $0.1 million, and interest earned on the Visco Loan of $0.1 million. For the six months ended June 30, 2022, interest income was $1.1 million and is primarily related to interest earned on the Norpointe Loan of $0.7 million, interest earned on the CMC Loan of $0.2 million, and interest earned on the Visco Loan of $0.1 million. For additional details regarding our commercial real estate loans, see “—Our Investments—Commercial Real Estate Loans.” There was no comparable activity for the three and six months ended June 30, 2021.

Other Income (Expense)

For the three and six months ended June 30, 2022, other income (expense) primarily relates to tax fees, sales tax in connection with the 1991 Main parking garage easement agreement and interest expense on the 900 Eighth Promissory Note. For the three and six months ended June 30, 2021, other income (expense) relates to Belpointe PREP’s interest expense on the Secured Notes.

Provision for Income Taxes

For the three and six months ended June 30, 2022, provision for income taxes relates to taxes incurred (including penalties and interest) in connection with our acquisition of Belpointe REIT. As a result of the Conversion of Belpointe REIT into BREIT, Belpointe REIT was deemed to have been liquidated and its tax year ended on October 1, 2021. Belpointe REIT’s deemed liquidation resulted in a taxable gain for the year ended October 1, 2021. In connection with the Conversion, we filed an extension for the time to file Belpointe REIT’s 2021 tax returns, however, we did not make an estimated payment at that time as we had not yet calculated Belpointe REIT’s 2021 tax liability.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest represents the share of earnings generated in entities we consolidate in which we do not own 100% of the equity.

Liquidity and Capital Resources

Our primary needs for liquidity and capital resources are to fund our investments, including construction and development costs, pay our offering and operating fees and expenses, make distributions to the holders of our units and pay interest on any outstanding indebtedness that we incur.

Our offering and operating fees and expenses include, among other things, legal, audit and valuation fees and expenses, federal and state filing fees, SEC, FINRA and NYSE American filing fees, printing expenses, administrative fees, transfer agent fees, marketing and distribution fees, the management fee that we pay to our Manager, and fees and expenses related to acquiring, financing, appraising, and managing our commercial real estate properties. We do not have office or personnel expenses as we do not have any employees.

Where our Manager and its affiliates, including our Sponsor, have funded, and in the future if they continue to fund, our liquidity and capital resource needs by advancing us offering and operating fees and expenses, we reimburse our Manager and its affiliates, including our Sponsor, pursuant to the terms of our management agreement and employee and cost sharing agreement. Fees payable and expenses reimbursable to our Manager and its affiliates, including our Sponsor, may be paid, at the election of the recipient, in cash, by issuance of our Class A Units at the then-current NAV, or through some combination of the foregoing. There were no organization or Primary Offering costs incurred by our Manager and its affiliates during the three and six months ended June 30, 2022. During the three and six months ended June 30, 2021, our Manager and its affiliates, including our Sponsor, incurred organization and Primary Offering expenses of $0.1 million and $0.5 million, respectively. During the three and six months ended June 30, 2022, our Manager and its affiliates, including our Sponsor, incurred operating expenses of $0.4 million and $0.9 million, respectively, on our behalf. During the three and six months ended June 30, 2021, our Manager and its affiliates, including our Sponsor, incurred operating expenses of $0.2 million and $0.3 million, respectively, on our behalf.

A portion of the initial acquisition costs of 1991 Main were funded by an Acquisition Loan payable in consecutive monthly payments of interest only, with the outstanding principal balance plus any accrued and unpaid interest due and payable on May 6, 2022. The Acquisition Loan bore interest at a fixed annual rate of 4.75% and was guaranteed by our Chief Executive Officer. The Acquisition Loan, including outstanding interest of less than $0.1 million, was repaid in full on April 22, 2022. For additional details regarding our acquisition of 1991 Main and the Acquisition Loan, see “—Our Investments—Investments in Multifamily and Mixed-Use Rental Properties—1991 Main Street - Sarasota Florida.”

During the six months ended June 30, 2022, our indirect wholly owned subsidiary entered into a construction management agreement for the redevelopment of 1991 Main. The construction management agreement contains terms and conditions that are customary for a project of this type and will be subject to guaranteed maximum price. As of June 30, 2022, we had an unfunded capital commitment of $2.5 million under the terms of this agreement. We currently anticipate that the remaining funding for construction and soft costs associated with the redevelopment will be a minimum of $209.9 million.

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

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash (amounts in thousands):

	Six Months Ended June 30,
	2022	2021
Cash flows (used in) provided by operating activities	$(2,954)	$248
Cash flows used in investing activities	(52,867)	(30,127)
Cash flows provided by financing activities	12,007	39,000
Net (decrease) increase in cash and cash equivalents and restricted cash	$(43,814)	$9,121

As of June 30, 2022 and 2021, cash and cash equivalents and restricted cash totaled approximately $148.5 million and $15.7 million, respectively.

Cash flows used in operating activities for the six months ended June 30, 2022 primarily relates to the payment of management fees and employee cost sharing expenses as well as payments for legal, marketing, and accounting fees. These outflows were partially offset by interest received on our Norpointe Loan and CMC Loan during the period. Cash flows provided by operating activities for the six months ended June 30, 2021 primarily relates to operating properties acquired.

Cash flows used in investing activities for the six months ended June 30, 2022 relate primarily to funding of loans receivable in addition to funding costs for our development properties and investments in real estate. These outflows were partially offset by inflows from the repayment of the CMC Loan during the period as well as cash acquired as part of the acquisition of CMC (Note 4). Cash flows used in investing activities for the six months ended June 30, 2021 primarily relates to three properties acquired during the period as well as development costs incurred.

Cash flows provided by financing activities for the six months ended June 30, 2022 primarily relates to net proceeds received from the Primary Offering partially offset by the repayment of the Acquisition Loan. Cash flows provided by financing activities for the six months ended June 30, 2021 relates to Secured Notes funded by Belpointe REIT.

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

Our significant accounting policies are described in “Note 2 — Summary of Significant Accounting Policies,” in our unaudited consolidated financial statements in this Form 10-Q. There have been no changes to our significant accounting policies and estimates during the six months ended June 30, 2022 as compared to those disclosed in “Note 3 – Summary of Significant Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2021 (our “Annual Report”), a copy of which may be accessed here.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated, as of the end of the period covered by this Form 10-Q, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our “internal control over financial reporting,” as defined in Rule 13a-15(f) of the Exchange Act, during the six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2022, neither we nor any of our subsidiaries were subject to any material legal proceedings nor were we aware of any material legal proceedings threatened against us or any of our subsidiaries.

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

As of June 30, 2022, we have not sold any other equity securities that were not registered under the Securities Act.

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

From the period of October 7, 2021, the date of the first closing held in connection with our Primary Offering, through December 31, 2021, we issued 2,132,039 Class A units in our Primary Offering, raising net offering proceeds of $212.6 million. For the six months ending June 30, 2022, we issued 31,300 Class A units in connection with our Primary Offering, raising net offering proceeds of $2.8 million. Together with the gross proceeds raised in Belpointe REIT’s prior offerings, as of June 30, 2022, we have raised aggregate gross offering cash proceeds of $335.3 million.

The following tables summarize certain information about the Primary Offering proceeds and our use of proceeds, including direct or indirect payments to our directors, officers, affiliates or to any person owning 10% or more of any class of our equity securities as of June 30, 2022:

Offering proceeds

Class A units sold	2,163,339
Gross offering proceeds	$216,333,900
Selling commissions	—
Offering costs (1) (2)	1,012,680
Net offering proceeds	$215,321,220

(1)	Includes $0.3 million of reimbursements to an affiliate for costs incurred on our behalf.
(2)	Direct or indirect payments of $0.7 million have been made to others, including payments for legal, accounting, transfer agent, FINRA, and filing fees, as of June 30, 2022.

Uses of net offering proceeds

Funding of loans receivable (1)	$34,955
Purchases and development of real estate (2)	19,023
Working capital (3) (4)	3,547
$57,525

(1)	Includes direct payment of $30.0 million to Norpointe, an affiliate of our Chief Executive Officer. Please see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Investments—Investments in Commercial Real Estate Loans—Norpointe Secured Loan” for additional detail regarding the Norpointe Loan.
(2)	Includes direct or indirect payments of $5.2 million to directors, officers and affiliates as of June 30, 2022 predominantly for insurance premiums and employee reimbursement expenditures.
(3)	Includes direct or indirect payments of $2.8 million to directors, officers and affiliates as of June 30, 2022 for management fees, insurance premiums and employee cost sharing expenses (pursuant to our management agreement and employee and cost sharing agreement). Please see “Note 3 – Related Party Arrangements” in our unaudited consolidated financial statements in this Form 10-Q for additional information regarding fees incurred on our behalf by, and expenses reimbursable to, our Manager and its affiliates.
(4)	Includes direct or indirect payments of $0.8 million to others, including payments for legal, accounting, marketing, transfer agent and filing fees, as of June 30, 2022.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
3.1	Certificate of Formation.	S-11	333-255424	3.1	September 30, 2021
3.2	Amended and Restated Limited Liability Company Operating Agreement.	S-11	333-255424	3.2	September 30, 2021
4.1	Subscription Agreement (included in Appendix B).	S-11	333-255424	4.1	September 30, 2021
10.1	Promissory Note, dated June 28, 2022.	8-K	001-40911	10.1	July 1, 2022
10.2	Mortgage Deed and Security Agreement, dated June 28, 2022.	8-K	001-40911	10.2	July 1, 2022
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELPOINTE PREP, LLC

Date: August 10, 2022	By:	/s/ Brandon E. Lacoff
Brandon E. Lacoff
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: August 10, 2022	By:	/s/ Martin Lacoff
Martin Lacoff
Chief Strategic Officer, Principal Financial Officer and Director
(Principal Financial Officer)

