Form 10-Q
period 2022-09-30
Belpointe PREP, LLC
filed 2022-11-10
CIK 1807046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Yes ☐ No ☒

As of November 7, 2022, the registrant had 3,454,449 Class A units, 100,000 Class B units and one Class M unit outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the current views of Belpointe PREP, LLC (together with its subsidiaries, the “Company,” “we,” “us,” or “our”) with respect to, among other things, our future results of operations and financial performance. In some cases, you can identify forward-looking statements by words such as “anticipate,” “approximately,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” and “would” or the negative of these words or other comparable words or statements that do not relate to historical or factual matters. By their nature, forward-looking statements speak only as of the date they are made, are not statements of historical fact or guarantees of future performance and are subject to risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify, including those risks described under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, a copy of which may be accessed here, and, in particular, the risks and uncertainties created by the COVID-19 pandemic, escalating conflict between Russia and Ukraine, rising inflation rates, increasing energy costs, supply chain disruptions, labor shortages, financial market volatility, general economic uncertainty, potential changes in the laws that we are subject to, and the projected impact of these and other events on our business, results of operations and financial performance.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Belpointe PREP, LLC

Consolidated Balance Sheets

(in thousands, except unit and per unit data)

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Real estate
Land	$23,521	$22,116
Building and improvements	16,973	16,256
Intangible assets	9,925	9,672
Real estate under construction	111,397	76,882
Total real estate	161,816	124,926
Accumulated depreciation and amortization	(1,331)	(629)
Real estate, net	160,485	124,297
Cash and cash equivalents	139,495	192,131
Loan receivable from affiliate	30,000	—
Loans receivable from third parties	4,943	3,462
Subscriptions receivable	—	20,295
Other assets	6,830	1,241
Total assets	$341,753	$341,426

Liabilities
Debt, net	$—	$10,790
Due to affiliates	3,780	1,544
Below-market rent liabilities, net	1,831	2,000
Accounts payable	1,240	1,352
Accrued expenses and other liabilities	6,555	1,865
Total liabilities	13,406	17,551

Commitments and contingencies

Members’ Capital
Class A units, unlimited units authorized, 3,454,449 and 3,382,149 units issued and outstanding at September 30, 2022 and December 31, 2021, respectively	325,379	323,683
Class B units, 100,000 units authorized, 100,000 units issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Class M units, one unit authorized, one unit issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Total members’ capital excluding noncontrolling interests	325,379	323,683
Noncontrolling interests	2,968	192
Total members’ capital	328,347	323,875
Total liabilities and members’ capital	$341,753	$341,426

See accompanying notes to consolidated financial statements.

Belpointe PREP, LLC

Consolidated Statements of Operations (Unaudited)

(in thousands, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Rental revenue	$338	$278	$979	$679
Total revenue	338	278	979	679

Expenses
Property expenses	973	148	2,804	315
General and administrative	794	176	3,908	365
Depreciation and amortization expense	349	163	899	370
Total expenses	2,116	487	7,611	1,050

Other income (loss)
Gain on redemption of equity investment	—	251	—	251
Interest income	450	56	1,500	56
Other income (expense)	(1)	35	(27)	(4)
Total other income (loss)	449	342	1,473	303
(Loss) income before income taxes	(1,329)	133	(5,159)	(68)
Provision for income taxes	(1)	—	(112)	—
Net (loss) income	(1,330)	133	(5,271)	(68)
Net loss (income) attributable to noncontrolling interests	285	(82)	324	(75)
Net (loss) income attributable to Belpointe PREP, LLC	$(1,045)	$51	$(4,947)	$(143)

(Loss) income per Class A unit (basic and diluted)
Net (loss) income per unit	$(0.30)	$0.37	$(1.45)	$(3.06)
Weighted-average units outstanding	3,430,090	138,362	3,400,201	46,694

See accompanying notes to consolidated financial statements.

Belpointe PREP, LLC

Consolidated Statements of Changes in Members’ Capital (Deficit) (Unaudited)

(in thousands, except unit and per unit data)

	Class A units		Class B units		Class M unit		Total Members’ Capital Excluding Noncontrolling	Noncontrolling	Total Members’
	Units	Amount	Units	Amount	Units	Amount	Interests	Interests	Capital
Balance at January 1, 2022	3,382,149	$323,683	100,000	$—	1	$—	$323,683	$192	$323,875
Offering costs	—	(20)	—	—	—	—	(20)	—	(20)
Net (loss) income	—	(2,016)	—	—	—	—	(2,016)	7	(2,009)
Balance at March 31, 2022	3,382,149	$321,647	100,000	$—	1	$—	$321,647	$199	$321,846
Issuance of units	31,300	3,130	—	—	—	—	3,130	—	3,130
Acquisition of ownership in CMC Storrs SPV, LLC (Note 4)	—	—	—	—	—	—	—	3,100	3,100
Offering costs	—	(347)	—	—	—	—	(347)	—	(347)
Net loss	—	(1,886)	—	—	—	—	(1,886)	(46)	(1,932)
Balance at June 30, 2022	3,413,449	$322,544	100,000	$—	1	$—	$322,544	$3,253	$325,797
Issuance of units	41,000	4,100	—	—	—	—	4,100	—	4,100
Offering costs	—	(220)	—	—	—	—	(220)	—	(220)
Net loss	—	(1,045)	—	—	—	—	(1,045)	(285)	(1,330)
Balance at September 30, 2022	3,454,449	$325,379	100,000	$—	1	$—	$325,379	$2,968	$328,347

	Class A units		Class B units		Class M unit		Total Members’ (Deficit) Capital Excluding Noncontrolling	Noncontrolling	Total Members’ (Deficit)
	Units	Amount	Units	Amount	Units	Amount	Interest	Interest	Capital
Balance at January 1, 2021	100	$(102)	—	$—	—	$—	$(102)	$—	$(102)
Contribution from noncontrolling interest	—	—	—	—	—	—	—	200	200
Net loss	—	(128)	—	—	—	—	(128)	(7)	(135)
Balance at March 31, 2021	100	$(230)	—	$—	—	$—	$(230)	$193	$(37)
Net loss	—	(66)	—	—	—	—	(66)	—	(66)
Balance at June 30, 2021	100	$(296)	—	$—	—	$—	$(296)	$193	$(103)
Issuance of units	—	—	100,000	—	1	—	—	—	—
Exchange of Belpointe REIT, Inc. shares to Belpointe PREP, LLC Class A Units (Note 1)	795,008	74,014	—	—	—	—	74,014	41,964	115,978
Net income	—	51	—	—	—	—	51	82	133
Balance at September 30, 2021	795,108	$73,769	100,000	$—	1	$—	$73,769	$42,239	$116,008

See accompanying notes to consolidated financial statements.

Belpointe PREP, LLC

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(5,271)	$(143)
Adjustments to net loss
Depreciation and amortization	899	370
Accretion of rent-related intangibles and deferred rental revenue	(144)	(76)
Gain on redemption of equity investment	—	(251)
Decrease in due to affiliates	(375)	(103)
Decrease in other assets	183	3
Decrease in accounts payable	(58)	(8)
Increase in accrued expenses and other liabilities	283	221
Net cash (used in) provided by operating activities	(4,483)	13

Cash flows from investing activities
Funding of loans receivable	(34,955)	(3,462)
Development of real estate	(26,652)	(4,741)
Acquisitions of real estate	(6,216)	(27,749)
Repayment of loan receivable	3,469	—
Cash acquired from CMC (Note 4)	1,492	—
Other investing activity	(88)	(11)
Cash acquired from Belpointe REIT, Inc.	—	14,251
Net cash used in investing activities	(62,950)	(21,712)

Cash flows from financing activities
Proceeds from subscriptions receivable	20,295	—
Repayment of debt	(10,800)	—
Proceeds from units issued	7,230	—
Payment of offering costs	(549)	—
Other financing activities	(189)	—
Short-term loan from affiliate	—	39,000
Net cash provided by financing activities	15,987	39,000

Net (decrease) increase in cash and cash equivalents and restricted cash	(51,446)	17,301

Cash and cash equivalents and restricted cash, beginning of period	192,346	6,578
Cash and cash equivalents and restricted cash, end of period	$140,900	$23,879

Cash paid during the period for interest, net of amount capitalized	$—	$—

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

Our Transaction with Belpointe REIT

Pursuant to the terms of an Agreement and Plan of Merger, we conducted an offer to exchange (the “Offer”) each outstanding share of common stock (the “Common Stock”) of Belpointe REIT, Inc. (“Belpointe REIT”) for 1.05 of our Class A units, with any fractional Class A units rounded up to the nearest whole unit (the “Transaction Consideration”). The Offer was completed on September 14, 2021.

Following the Offer, Belpointe REIT was converted from a corporation into a limited liability company (the “Conversion”). In the Conversion each outstanding share of Common Stock was converted into a limited liability company interest (an “Interest”). Thereafter, the limited liability company was merged with and into our wholly-owned subsidiary (the “Merger”), and each outstanding Interest was converted into the right to receive the Transaction Consideration. The Merger was completed on October 12, 2021.

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

In the opinion of management, all adjustments considered necessary for a fair presentation of our financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The consolidated financial statements as of September 30, 2022, and for the three and nine months ended September 30, 2022 and 2021, are unaudited and may not include year-end adjustments necessary to make them comparable to audited results. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2021, included in our Annual Report on Form 10-K. The operating results for interim periods are not necessarily indicative of operating results for any other interim period or for the entire year.

Basis of Consolidation

The accompanying unaudited consolidated financial statements reflect all of our accounts, including those of our controlled subsidiaries. The portion of members’ capital (deficit) in controlled subsidiaries that are not attributable, directly or indirectly, to us are presented in noncontrolling interests. All significant intercompany accounts and transactions have been eliminated.

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

The following table presents the financial data of the consolidated VIEs included in the consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively (amounts in thousands):

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Real estate
Land	$9,747	$5,127
Building and improvements	10,449	10,226
Intangible assets	7,155	6,731
Real estate under construction	111,020	76,332
Total real estate	138,371	98,416
Accumulated depreciation and amortization	(430)	(35)
Real estate, net	137,941	98,381
Cash and cash equivalents	125,033	188,608
Loan receivable from affiliate	30,000	—
Other assets	5,759	503
Total assets	$298,733	$287,492

Liabilities
Debt, net	$—	$10,790
Due to affiliates	3,001	305
Accounts payable	1,029	1,118
Accrued expenses and other liabilities	5,216	822
Total liabilities	$9,246	$13,035

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

Restricted Cash

Restricted cash consists of amounts required to be reserved pursuant to contractual obligations and lender agreements for debt service. The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the unaudited consolidated statements of cash flows (amounts in thousands):

	September 30, 2022	December 31, 2021
	(unaudited)
Cash and cash equivalents	$139,495	$192,131
Restricted cash (1)	1,405	215
Total cash and cash equivalents and restricted cash	$140,900	$192,346

(1)	Restricted cash is included within Other assets on our consolidated balance sheets.

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

The following table presents a summary of fees incurred on our behalf by, and expenses reimbursable to, our Manager and its affiliates, including our Sponsor, in accordance with the terms of the relevant agreements (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Amounts included in the Consolidated Statements of Operations
Management fees	$648	$40	$1,922	$40
Costs incurred by our Manager and its affiliates (1)	462	116	1,456	315
Insurance	102	—	314	—
Director compensation	20	—	60	—
	$1,232	$156	$3,752	$355

Capitalized costs included in the Consolidated Balance Sheets
Development fee and reimbursements	$817	$137	$3,637	$1,719
Insurance (2)	531	—	1,099	—
	$1,348	$137	$4,736	$1,719

(1)	Includes wage, overhead and other reimbursements to our Manager and its affiliates, including our Sponsor, which are included in General and administrative expenses on the unaudited Consolidated Statements of Operations.
(2)	During the three and nine months ended September 30, 2022, we incurred insurance premiums of zero and $4.6 million, respectively, pertaining to insurance policies with effective dates that commenced during the period, which were included in Other assets on our unaudited consolidated balance sheet. Of this amount, zero was unpaid as of September 30, 2022 and $1.1 million was amortized into Real estate under construction on our unaudited consolidated balance sheet.

The following table presents a summary of amounts included in Due to affiliates in the consolidated balance sheets (amounts in thousands):

	September 30, 2022	December 31, 2021
	(unaudited)
Due to affiliates
Development fees	$2,761	$—
Management fees	648	634
Employee cost sharing and reimbursements (1)	351	852
Director compensation	20	20
Acquisition fee	—	38
	$3,780	$1,544

(1)	Includes wage, overhead and other reimbursements to our Manager and its affiliates, including our Sponsor.

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

There were no organization or Primary Offering expenses incurred by our Manager and its affiliates during the three and nine months ended September 30, 2022. During the three and nine months ended September 30, 2021, our Manager and its affiliates, including our Sponsor, incurred organization and Primary Offering expenses of $0.1 million and $0.6 million, respectively, as well as Transaction expenses of $0.1 million and $0.2 million, respectively, on our behalf, all of which have been fully repaid.

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

Pursuant to an employee and cost sharing agreement by and among the Company, our Operating Companies, our Manager and our Sponsor, we reimburse our Sponsor and our Manager for expenses incurred for our allocable share of the salaries, benefits and overhead of personnel providing services to us. During the three and nine months ended September 30, 2022, our Manager and its affiliates, including our Sponsor, incurred operating expenses of $0.4 million and $1.3 million, respectively, on our behalf. During the three and nine months ended September 30, 2021, our Manager and its affiliates, including our Sponsor, incurred operating expenses of $0.2 million and $0.5 million, respectively, on our behalf. The expenses are payable, at the election of the recipient, in cash, by issuance of our Class A units at the then-current NAV, or through some combination of the foregoing. As of September 30, 2022, all expenses incurred since inception have been paid in cash.

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

Pursuant to the Management Agreement, we pay our Manager a quarterly management fee in arrears of one-fourth of 0.75%. The management fee is based on our NAV at the end of each quarter, which, no later than the first quarter following the December 31, 2022 year end, and every quarter thereafter, will be announced within approximately 60 days of the last day of each quarter. During the three and nine months ended September 30, 2022, we incurred management fees of $0.6 million and $1.9 million, respectively, which are included in Property expenses in the unaudited consolidated statements of operations. During both the three and nine months ended September 30, 2021, we incurred management fees of less than $0.1 million, which are included in Property expenses in the unaudited consolidated statements of operations.

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

On March 29, 2022, we commenced construction on one of our properties located in Sarasota, Florida, and in connection therewith, due to increases in scope of work and construction costs, we revised our construction budget. As a result of the revisions to our construction budget we incurred an additional upfront development fee of $1.6 million, which is included in Real estate under construction in our unaudited consolidated balance sheet. The remaining development fee will be earned throughout the project in accordance with the terms of the development management agreement. During the three and nine months ended September 30, 2022, we incurred development fees earned during the construction phase of $0.5 million and $2.8 million, respectively. As of September 30, 2022 and December 31, 2021, $2.8 million and zero, respectively, remained due and payable to our affiliates for development fees.

During the three and nine months ended September 30, 2022, we incurred employee reimbursement expenditures to our affiliates acting as development managers of $0.3 million and $1.0 million, respectively, of which $0.3 million and $0.8 million, respectively, is included in Real estate under construction in our unaudited consolidated balance sheet, and less than $0.1 million and $0.2 million, respectively, is included in General and administrative expenses in our unaudited consolidated statement of operations. During the three and nine months ended September 30, 2021, we incurred employee reimbursement expenditures to our affiliates acting as development managers of $0.2 million and $0.3 million, respectively, of which $0.1 million and $0.2 million, respectively, is included in Real estate under construction in our unaudited consolidated balance sheet, and less than $0.1 million and $0.1 million, respectively, is included in General and administrative expenses in our unaudited consolidated statement of operations. As of September 30, 2022 and December 31, 2021, $0.2 million and $0.4 million, respectively, remained due and payable to our affiliates for employee reimbursement expenditures.

Acquisition Fees

We will pay our Manager, Sponsor, or an affiliate of our Manager or Sponsor, an acquisition fee equal to 1.5% of the total value of any acquisition transaction, including any acquisition through merger with another entity (but excluding any transactions in which our Sponsor, or an affiliate of our Manager or Sponsor, would otherwise receive a development fee). We did not incur any acquisition fees during the three and nine months ended September 30, 2022 and 2021, since all investments acquired during these periods were, or will be, subject to payment of development fees.

Insurance

Certain immediate family members of our Chief Executive Officer have a passive indirect minority beneficial ownership interest in Belpointe Specialty Insurance, LLC (“Belpointe Specialty Insurance”). Belpointe Specialty Insurance has acted as our broker in connection with the placement of insurance coverage for certain of our properties and operations. Belpointe Specialty Insurance earns brokerage commissions related to the brokerage services that it provides to us, which commissions vary, are based on a percentage of the premiums that we pay and are set by the insurer. We have also engaged Belpointe Specialty Insurance to provide us with contract insurance consulting services related to owner-controlled insurance programs, for which we pay an administration fee.

During the three and nine months ended September 30, 2022, we obtained insurance coverage and paid premiums in the aggregate amount of zero and $4.6 million, respectively, from which Belpointe Specialty Insurance earned commissions of zero and $0.4 million, respectively. During the three and nine months ended September 30, 2022, Belpointe Specialty Insurance earned administration fees of zero and less than $0.1 million, respectively. Insurance premiums are prepaid and are included in Other assets on the unaudited consolidated balance sheets. With respect to our properties under development, for the three and nine months ended September 30, 2022, $0.5 million and $1.1 million, respectively, were amortized into Real estate under construction on the unaudited consolidated balance sheet. As it pertains to our operating properties, for the three and nine months ended September 30, 2022, $0.1 million and $0.3 million, respectively, were amortized into Property expenses on the unaudited consolidated statements of operations.

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

On May 9, 2022, through an indirect wholly-owned subsidiary of our Operating Company, we completed the acquisition of a 0.265-acre site, located in Sarasota, Florida, for a purchase price of $1.5 million, inclusive of transaction costs of $0.1 million. This acquisition was deemed to be an asset acquisition and all direct transaction costs were capitalized. The purchase price was allocated to land, building, and an in-place lease intangible asset of $1.3 million, $0.1 million and less than $0.1 million, respectively. All related assets and liabilities, including identifiable intangibles, were recorded at their relative fair values based on the purchase price and acquisition costs incurred.

On June 28, 2022, through an indirect wholly-owned subsidiary of our Operating Company, we acquired a 70.2% controlling interest in CMC Storrs SPV, LLC (“CMC”), a holding company for a 60-acre site located at 497-501 Middle Turnpike, Mansfield, Connecticut (“497-501 Middle”), for an initial capital contribution of $3.8 million. As part of the transaction, an unaffiliated joint venture partner (the “CMC JV Partner”) was deemed to have made an initial contribution of $3.1 million (a non-cash financing activity during the nine months ended September 30, 2022). This acquisition was deemed to be an asset acquisition and all direct transaction costs were capitalized. All related assets and liabilities, including identifiable intangibles, were recorded at their relative fair values based on the purchase price and acquisition costs incurred. As a result of our controlling financial interest, we consolidate this development project. The purchase price was allocated as follows (amounts in thousands):

As of June 28, 2022
Assets
Real estate
Intangible assets	$424
Real estate under construction	4,633
Total real estate	5,057
Accumulated depreciation and amortization	—
Real estate, net	5,057
Cash and cash equivalents	87
Other assets (1)	2,105
Total assets	$7,249

Liabilities
Accounts payable	$363
Accrued expenses and other liabilities	16
Total liabilities	$379

Amounts attributable to noncontrolling interests (2)	$3,100

Total net assets	$3,770

(1)	Includes restricted cash of $1.4 million.
(2)	Represents a non-cash financing activity during the nine months ended September 30, 2022.

Depreciation expense was $0.2 million and less than $0.1 million for the three months ended September 30, 2022 and 2021, respectively, and $0.5 million and $0.1 million for the nine months ended September 30, 2022 and 2021, respectively, and is included in Depreciation and amortization expense on the unaudited consolidated statements of operations.

Real Estate Under Construction

The following table provides the activity of our Real estate under construction in the consolidated balance sheets (amounts in thousands):

	September 30, 2022	December 31, 2021
	(unaudited)
Beginning balance	$76,882	$15,101
Capitalized costs (1) (2) (3)	29,123	8,991
Land held for development (1) (4)	5,241	48,085
Acquisition of construction in progress (1)	—	4,662
Capitalized interest	151	43
	$111,397	$76,882

(1)	Includes non-cash investing activity of $9.8 million (inclusive of land contributed by the CMC JV Partner) and $1.6 million for the nine months ended September 30, 2022 and the year ended December 31, 2021, respectively.
(2)	Includes development fees and employee reimbursement expenditures of $3.6 million and $2.7 million for the nine months ended September 30, 2022 and the year ended December 31, 2021, respectively.
(3)	Includes direct and indirect project costs to the construction and development of real estate projects, including but not limited to loan fees, property taxes and insurance, incurred of $1.6 million and $0.5 million for the nine months ended September 30, 2022 and the year ended December 31, 2021, respectively.
(4)	Includes ground lease payments and straight-line rent adjustments incurred of $0.6 million and less than $0.1 million for the nine months ended September 30, 2022 and the year ended December 31, 2021, respectively.

Note 5 – Intangible Assets and Liabilities

Intangible assets and liabilities are summarized as follows (amounts in thousands):

	September 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(unaudited)	(unaudited)	(unaudited)
Finite-Lived Intangible Assets
In-place leases	$3,194	$(584)	$2,610	$2,941	$(383)	$2,558
Indefinite-Lived Intangible Assets
Development rights	5,659	—	5,659	5,659	—	5,659
Ground lease purchase option	1,072	—	1,072	1,072	—	1,072
Total intangible assets	$9,925	$(584)	$9,341	$9,672	$(383)	$9,289

Finite-Lived Intangible Liabilities
Below-market leases	$(2,159)	$328	$(1,831)	$(2,159)	$159	$(2,000)
Total intangible liabilities	$(2,159)	$328	$(1,831)	$(2,159)	$159	$(2,000)

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

Amortization of in-place lease intangible assets was $0.2 million and $0.1 million for the three months ended September 30, 2022 and 2021, respectively, and $0.4 million and $0.2 million for the nine months ended September 30, 2022 and 2021, respectively, and is included in Depreciation and amortization expense on the unaudited consolidated statements of operations.

Amortization of below-market lease liability was $0.1 million and less than $0.1 million for the three months ended September 30, 2022 and 2021, respectively, and $0.2 million and $0.1 million for the nine months ended September 30, 2022 and 2021, respectively, and is included in Rental revenue on the unaudited consolidated statements of operations.

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

Interest income from the loans receivable was $0.4 million and $0.1 million for the three months ended September 30, 2022 and 2021, respectively, and $1.5 million and $0.1 million for the nine months ended September 30, 2022 and 2021, respectively, and is included in Interest income in our unaudited consolidated statements of operations.

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

The carrying value of our loans receivable totaled $34.9 million and $3.5 million as of September 30, 2022 and December 31, 2021, respectively, and had estimated fair values of $34.7 million and $3.5 million as of September 30, 2022 and December 31, 2021, respectively. We determined the estimated fair value of our loans receivable using a discounted cash flow model taking into account the investments liquidity, the strength of the loan collateral, quality of the credit profile of the obligor, term to maturity and the likelihood of a liquidity event, among other factors. These fair value measurements fall within Level 3 of the fair value hierarchy.

We estimated that our other financial assets and liabilities had fair values that approximated their carrying values as of September 30, 2022 and December 31, 2021.

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

During the three and nine months ended September 30, 2022, we issued 41,000 Class A units and 72,300 Class A units, respectively. During the three and nine months ended September 30, 2021, we issued 795,008 Class A units, 100,000 Class B units, and one Class M unit, respectively. As of September 30, 2022, there were 3,454,449 Class A units, 100,000 Class B units and one Class M unit issued and outstanding. As of December 31, 2021, there were 3,382,149 Class A units, 100,000 Class B units and one Class M unit issued and outstanding.

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

Holders of our Class B units are entitled to share ratably as a class in 5% of any gains recognized by or distributed to the Company or recognized by or distributed from our Operating Companies or any subsidiary or other entity related to the Company, regardless of whether the holders of our Class A units have received a return of their capital. The allocation and distribution rights that the holders of our Class B units are entitled to may not be amended, altered or repealed, and the number of authorized Class B units may not be increased or decreased, without the consent of the holders of our Class B units. In addition, our Manager, or any other holder of our Class B units, will continue to hold the Class B units even if our Manager is no longer our manager.

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

Subscriptions Receivable

Subscriptions receivable consist of units that have been issued with subscriptions that have not yet settled. As of September 30, 2022 and December 31, 2021, there was zero and $20.3 million, respectively, in subscriptions that had not yet settled. Subscriptions receivable are carried at cost, which approximates fair value.

Basic and Diluted Loss Per Class A Unit (Unaudited)

For the three and nine months ended September 30, 2022, the basic and diluted weighted-average units outstanding were 3,430,090 and 3,400,201, respectively. For the three and nine months September 30, 2022, net loss attributable to Class A units was $1.0 million and $4.9 million, and the loss per basic and diluted unit was $0.30 and $1.45, respectively.

For the three and nine months ended September 30, 2021, the basic and diluted weighted-average units outstanding were 138,362 and 46,694, respectively. For the three and nine months September 30, 2021, net income (loss) attributable to Class A units was $0.1 million and $(0.1) million, and the income (loss) per basic and diluted unit was $0.37 and $(3.06), respectively.

Note 10 – Commitments and Contingencies

As of September 30, 2022, we are not subject to any material litigation nor are we aware of any material litigation threatened against us.

During the nine months ended September 30, 2022, we entered into a construction management agreement in connection with the redevelopment of one of our commercial real estate properties. As of September 30, 2022, we had an unfunded capital commitment of $155.3 million (excluding capitalized interest, development fees and indirect project costs) under the terms of this agreement. We expect to incur this capital commitment incrementally over the course of the next 21 months. As of September 30, 2022, $4.0 million is outstanding and payable in connection with this redevelopment.

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

Overview

We are the only publicly traded qualified opportunity fund listed on a national securities exchange. We are a Delaware limited liability company, formed on January 24, 2020, and we currently intend to operate in a manner that will allow us to qualify as a partnership for U.S. federal income tax purposes. We are focused on identifying, acquiring, developing or redeveloping and managing commercial real estate located within qualified opportunity zones. At least 90% of our assets consist of qualified opportunity zone property. We qualified as a qualified opportunity fund beginning with our taxable year ended December 31, 2020. Because we are a qualified opportunity fund certain of our investors are eligible for favorable capital gains tax treatment on their investments.

All of our assets are held by, and all of our operations are conducted through, one or more of our Operating Companies, either directly or indirectly through their subsidiaries. We are externally managed by Belpointe PREP Manager, LLC (our “Manager”), which is an affiliate of our sponsor, Belpointe, LLC (our “Sponsor”).

On September 30, 2021, the U.S. Securities and Exchange Commission (the “SEC”) declared effective our registration statement on Form S-11, as amended (File No. 333-255424) (the “Registration Statement”), registering up to $750,000,000 in our Class A units on a continuous “best efforts” basis, as part of our ongoing initial public offering (the “Primary Offering”), at an initial price equal to $100.00 per Class A unit.

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

Our Business Outlook

While market conditions for multifamily and mixed-use rental properties have remained strong over the past several quarters, future economic conditions and the demand for multifamily and mixed-use rental properties are, and the real estate industry in general is, subject to uncertainty as a result of a number of factors, including, among others, increasing interest rates, higher rates of inflation, financial market volatility, general economic uncertainty, increasing energy costs, ongoing supply chain disruptions and labor shortages, and the continuing impact of COVID-19. The potential effect of these and other factors and the projected impact of these and other events on our business, results of operations and financial performance presents material uncertainty and risk with respect to our future performance and financial results, including the potential to negatively impact our costs of operations, our financing arrangements, the value of our investments, and the laws, regulations and governmental and regulatory policies applicable to us. As a result, our past performance may not be indicative of future results.

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

Our Investments

As of the date of this report, our investment portfolio consisted of the following properties:

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

902-1020 First Avenue North and 900 First Avenue North – St. Petersburg, Florida – 902-1020 First Avenue North (“902-1020 First”) consists of several parcels, comprising 1.6-acres of land, located in St. Petersburg, Florida, which we acquired for an aggregate purchase price of $12.1 million, inclusive of transaction costs. We currently anticipate that 902-1020 First will be developed into a high-rise apartment featuring approximately 269-apartment homes consisting of studio, one-bedroom, two-bedroom and three-bedroom apartment homes, with approximately 22,100 square feet of retail space located on the first level and a four-level parking garage. We anticipate that 902-1020 First will consist of two 15-story high-rise buildings and will have a clubroom, fitness center, courtyard with a swimming pool, shared working space and a leasing office.

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

Nashville No. 3 – Nashville, Tennessee – Our third investment in Nashville, Tennessee, is an approximately 1.66-acre site consisting of a single-story 10,000 square foot retail building and associated parking lot, which we acquired for an aggregate purchase price of $2.1 million, inclusive of transaction costs. The building is leased back to the seller through November 2023, with the ability to continue month to month thereafter.

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

During the nine months ended September 30, 2022, we entered into a construction management agreement for the redevelopment of 1991 Main. The construction management agreement contains terms and conditions that are customary for a project of this type and will be subject to a guaranteed maximum price. We currently anticipate that the remaining funding for construction and soft costs associated with the redevelopment will be a minimum of $228.7 million, and are building to an unlevered yield of greater than 6%. The redevelopment is currently under construction and we expect to begin leasing units in the first quarter of 2024, with construction completed by the second quarter of 2024.

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

1750 Storrs Road - Storrs, Connecticut - 1750 Storrs Road (“1750 Storrs”) is a 19-acre development site located near the University of Connecticut in Storrs, which we acquired for an aggregate purchase price of approximately $5.4 million, exclusive of transaction costs.

We currently anticipate that 1750 Storrs will be developed into a 120-unit Class A multifamily mixed-use development. The development will feature approximately 120 one- and two-bedroom apartments and three-bedroom townhomes in five 3-story buildings. Amenities are anticipated to include a clubhouse, with state-of-the-art fitness center, chef’s kitchen and more. The development will also include approximately 48,000 square feet of retail and office.

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

Results of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
(amounts in thousands)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Revenue
Rental revenue	$338	$278	$60	22%	$979	$679	$300	44%
Total revenue	338	278	60	22%	979	679	300	44%

Expenses
Property expenses	973	148	825	557%	2,804	315	2,489	790%
General and administrative	794	176	618	351%	3,908	365	3,543	971%
Depreciation and amortization expense	349	163	186	114%	899	370	529	143%
Total expenses	2,116	487	1,629	334%	7,611	1,050	6,561	625%

Other income (loss)
Gain on redemption of equity investment	—	251	(251)	(100)%	—	251	(251)	(100)%
Interest income	450	56	394	704%	1,500	56	1,444	2579%
Other income (expense)	(1)	35	(36)	(103)%	(27)	(4)	(23)	575%
Total other income (loss)	449	342	107	31%	1,473	303	1,170	386%
(Loss) income before income taxes	(1,329)	133	(1,462)	(1099)%	(5,159)	(68)	(5,091)	7487%
Provision for income taxes	(1)	—	(1)	100%	(112)	—	(112)	100%
Net (loss) income	(1,330)	133	(1,463)	(1100)%	(5,271)	(68)	(5,203)	7651%
Net loss (income) attributable to noncontrolling interests	285	(82)	367	(448)%	324	(75)	399	(532)%
Net (loss) income attributable to Belpointe PREP, LLC	$(1,045)	$51	$(1,096)	(2149)%	$(4,947)	$(143)	$(4,804)	3359%

Revenue

Rental Revenue

For the three and nine months ended September 30, 2022, rental revenue increased by $0.1 million and $0.3 million, respectively, as compared to the same periods in 2021. This increase is primarily due to an increase in lease revenues as a result of our acquisition of additional properties partially offset by a decrease in rental revenue as a result of the sole tenant vacating our 1900 Fruitville Road investment.

Expenses

Property Expenses

For the three and nine months ended September 30, 2022, property expenses consisted of management fees, property operational expenses, real estate taxes, and utilities and insurance expenses incurred in relation to our acquired investments. For the three months and nine months ended September 30, 2021 property expenses consisted of property expenses, real estate taxes, and utilities and insurance expenses incurred in relation to our acquired investments. For the three and nine months ended September 30, 2022, property expenses increased by $0.8 million and $2.5 million, respectively, as compared to the same period in 2021. This increase is primarily due to management fees incurred following our Registration Statement being declared effective and properties acquired during 2022 and 2021.

General and Administrative

For the three and nine months ended September 30, 2022, general and administrative expenses increased by $0.6 million and $3.5 million, respectively, as compared to the same period in 2021. General and administrative expenses for the three and nine months ended September 30, 2022 primarily consisted of employee cost sharing expenses (pursuant to our management agreement and employee and cost sharing agreement), marketing expenses, legal, audit, tax and accounting fees. The Company became liable for general and administrative costs in October 2021, in connection with the first closing of our Offering, and therefore general and administrative expenses for the three and nine months ended September 30, 2021 primarily consisted of employee cost sharing expenses (pursuant to our management agreement and employee and cost sharing agreement).

Depreciation and Amortization

For the three and nine months ended September 30, 2022, depreciation and amortization increased by $0.2 million and $0.5 million, respectively, as compared to the same periods in 2021. This increase is primarily due to operating properties acquired during 2022 and 2021.

Other Income (Loss)

Gain on Redemption of Equity Investment

On September 30, 2021, we lent approximately $3.5 million to CMC Storrs SPV, LLC a Connecticut limited liability company (“CMC”), pursuant to the terms of a promissory note (the “CMC Note”) secured by a Mortgage Deed and Security Agreement. CMC used the proceeds from the CMC Note to enter into a Redemption Agreement with BPOZ 497 Middle Holding, LLC, a Connecticut limited liability company (“BPOZ 497”), and indirect majority-owned subsidiary of Belpointe REIT, to redeem BPOZ 497’s preferred equity investment in CMC in accordance with the terms of the Merger Agreement.

In connection with CMC’s redemption of BPOZ 497’s preferred equity investment, we recognized a gain on redemption of equity investment of $0.3 million for the three and nine months ended September 30, 2021. There was no comparable activity for the three and nine months ended September 30, 2022.

Interest Income

For the three months ended September 30, 2022, interest income was $0.5 million and is primarily related to interest of $0.4 million earned on the QOZB Loan and $0.1 million earned on the Visco Loan. For the nine months ended September 30, 2022, interest income was $1.5 million and is primarily related to interest of $0.7 million earned on the Norpointe Loan, $0.4 million earned on the QOZB Loan, $0.2 million earned on the CMC Loan, and $0.2 million earned on the Visco Loan. For additional details regarding our commercial real estate loans, see “—Our Investments—Investments in Commercial Real Estate Loans.”

Effective September 14, 2021, Belpointe REIT lent $24.8 million to Belpointe Investment Holding, LLC, a Delaware limited liability company (“Belpointe Investment”), and affiliate of our Sponsor, pursuant to the terms of a secured promissory note (the “BI Secured Note”). Interest accrued on the BI Secured Note at a rate of 5% per annum and was repaid on November 30, 2021, in connection with our acquisition of 1991 Main. For the three and nine months ended September 30, 2021, interest income on the BI Secured Note was $0.1 million and was primarily related to interest earned on the BI Secured Note.

Other Income (Expense)

For the three and nine months ended September 30, 2022, other income (expense) primarily relates to tax fees, sales tax in connection with the 1991 Main parking garage easement agreement and interest expense on the 900 Eighth Promissory Note. For the three months ended September 30, 2021, other income (expense) relates to the elimination of interest expense on the Secured Notes as a result of the Offer. For the nine months ended September 30, 2021, other income (expense) relates to Belpointe PREP’s proportionate share of losses from one unconsolidated joint venture as well as interest expense incurred on the 900 Eighth Promissory Note.

Provision for Income Taxes

For the three and nine months ended September 30, 2022, provision for income taxes relates to taxes incurred (including penalties and interest) in connection with our acquisition of Belpointe REIT. As a result of the Conversion of Belpointe REIT into BREIT, Belpointe REIT was deemed to have been liquidated and its tax year ended on October 1, 2021. Belpointe REIT’s deemed liquidation resulted in a taxable gain for the year ended October 1, 2021. In connection with the Conversion, we filed an extension for the time to file Belpointe REIT’s 2021 tax returns, however, we did not make an estimated payment at that time as we had not yet calculated Belpointe REIT’s 2021 tax liability.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest represents the share of earnings generated in entities we consolidate in which we do not own 100% of the equity. For the three and nine months ended September 30, 2022, net loss attributable to noncontrolling interest increased by $0.4 million and $0.4 million, respectively, as compared to the same period in 2021. This increase primarily relates to losses allocated to noncontrolling interest holders on our CMC and 900 8th Avenue South investments based upon an allocation of each investment’s net assets at book value as if the investments were hypothetically liquidated at the end of each reporting period.

Liquidity and Capital Resources

Our primary needs for liquidity and capital resources are to fund our investments, including construction and development costs, pay our offering and operating fees and expenses, pay any distributions that we make to the holders of our units and pay interest on any outstanding indebtedness that we incur.

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

Where our Manager and its affiliates, including our Sponsor, have funded, and in the future if they continue to fund, our liquidity and capital resource needs by advancing us offering and operating fees and expenses, we reimburse our Manager and its affiliates, including our Sponsor, pursuant to the terms of our management agreement and employee and cost sharing agreement. Fees payable and expenses reimbursable to our Manager and its affiliates, including our Sponsor, may be paid, at the election of the recipient, in cash, by issuance of our Class A Units at the then-current NAV, or through some combination of the foregoing. There were no organization or Primary Offering costs incurred by our Manager and its affiliates during the three and nine months ended September 30, 2022. During the three and nine months ended September 30, 2021, our Manager and its affiliates, including our Sponsor, incurred organization and Primary Offering expenses of $0.1 million and $0.6 million, respectively. During the three and nine months ended September 30, 2022, our Manager and its affiliates, including our Sponsor, incurred operating expenses of $0.4 million and $1.3 million, respectively, on our behalf. During the three and nine months ended September 30, 2021, our Manager and its affiliates, including our Sponsor, incurred operating expenses of $0.2 million and $0.5 million, respectively, on our behalf.

During the nine months ended September 30, 2022, our indirect wholly owned subsidiary entered into a construction management agreement for the redevelopment of 1991 Main. The construction management agreement contains terms and conditions that are customary for a project of this type and will be subject to guaranteed maximum price. As of September 30, 2022, we had an unfunded capital commitment of $155.3 million under the terms of this agreement. We currently anticipate that the remaining funding for construction and soft costs associated with the redevelopment will be a minimum of $228.7 million.

We expect to obtain the liquidity and capital resources that we need over the short and long-term from the proceeds of our Primary Offering and any future offerings that we may conduct, from the advancement of reimbursable fees and expenses by our Manager and its affiliates, including our Sponsor, from secured or unsecured financings from banks and other lenders and from any undistributed funds from operations. For additional details regarding our Primary Offering, see “Part II—Other Information, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds—Use of Proceeds from Registered Sales of Securities.”

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

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash (amounts in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash flows (used in) provided by operating activities	$(4,483)	$13
Cash flows used in investing activities	(62,950)	(21,712)
Cash flows provided by financing activities	15,987	39,000
Net (decrease) increase in cash and cash equivalents and restricted cash	$(51,446)	$17,301

As of September 30, 2022 and 2021, cash and cash equivalents and restricted cash totaled approximately $140.9 million and $23.9 million, respectively.

Cash flows used in operating activities for the nine months ended September 30, 2022 primarily relates to the payment of management fees and employee cost sharing expenses as well as payments for legal, marketing, and accounting fees. These outflows were partially offset by interest received on our Norpointe Loan, QOZB Loan and CMC Loan during the period. Cash flows provided by operating activities for the nine months ended September 30, 2021 primarily relates to operating properties acquired.

Cash flows used in investing activities for the nine months ended September 30, 2022 relate primarily to funding of loans receivable in addition to funding costs for our development properties and investments in real estate. These outflows were partially offset by inflows from the repayment of the CMC Loan during the period as well as cash acquired as part of the acquisition of CMC (Note 4). Cash flows used in investing activities for the nine months ended September 30, 2021 primarily relates to four properties acquired during the period, costs paid for our development properties and the funding of a loan receivable, all of which were offset by cash acquired in connection with the Offer.

Cash flows provided by financing activities for the nine months ended September 30, 2022 primarily relates to net proceeds received from the Primary Offering partially offset by the repayment of the Acquisition Loan. Cash flows provided by financing activities for the nine months ended September 30, 2021 relates to Secured Notes funded by Belpointe REIT.

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

Our significant accounting policies are described in “Note 2 — Summary of Significant Accounting Policies,” in our unaudited consolidated financial statements in this Form 10-Q. There have been no changes to our significant accounting policies and estimates during the nine months ended September 30, 2022 as compared to those disclosed in “Note 3 – Summary of Significant Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2021 (our “Annual Report”), a copy of which may be accessed here.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated, as of the end of the period covered by this Form 10-Q, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our “internal control over financial reporting,” as defined in Rule 13a-15(f) of the Exchange Act, during the nine months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2022, neither we nor any of our subsidiaries were subject to any material legal proceedings nor were we aware of any material legal proceedings threatened against us or any of our subsidiaries.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Securities

As of September 30, 2022, we have not sold any other equity securities that were not registered under the Securities Act.

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

From the period of October 7, 2021, the date of the first closing held in connection with our Primary Offering, through December 31, 2021, we issued 2,132,039 Class A units in our Primary Offering, raising net offering proceeds of $212.6 million. For the nine months ending September 30, 2022, we issued 72,300 Class A units in connection with our Primary Offering, raising net offering proceeds of $6.6 million. Together with the gross proceeds raised in Belpointe REIT’s prior offerings, as of September 30, 2022, we have raised aggregate gross offering cash proceeds of $339.4 million.

The following tables summarize certain information about the Primary Offering proceeds and our use of proceeds, including direct or indirect payments to our directors, officers, affiliates or to any person owning 10% or more of any class of our equity securities as of September 30, 2022:

Offering proceeds
Class A units sold	2,204,339
Gross offering proceeds	$220,433,900
Selling commissions	—
Offering costs (1) (2) (3)	1,231,969
Net offering proceeds	$219,201,931

(1)	Includes $0.3 million of reimbursements to an affiliate for costs incurred on our behalf.
(2)	Direct or indirect payments of $0.9 million have been made to others, including payments for legal, accounting, transfer agent, FINRA, and filing fees, as of September 30, 2022.
(3)	Includes all offering costs incurred by the Company in connection with any offer and sale of securities by the Company.

Uses of net offering proceeds
Funding of loans receivable (1)	$34,955
Purchases and development of real estate (2)	29,097
Working capital (3) (4)	5,080
$69,132

(1)	Includes direct payment of $30.0 million to Norpointe, an affiliate of our Chief Executive Officer. Please see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Investments—Investments in Commercial Real Estate Loans—Norpointe Secured Loan” for additional detail regarding the Norpointe Loan.
(2)	Includes direct or indirect payments of $5.4 million to directors, officers and affiliates as of September 30, 2022 predominantly for insurance premiums and employee reimbursement expenditures.
(3)	Includes direct or indirect payments of $3.9 million to directors, officers and affiliates as of September 30, 2022 for management fees, insurance premiums and employee cost sharing expenses (pursuant to our management agreement and employee and cost sharing agreement). Please see “Note 3 – Related Party Arrangements” in our unaudited consolidated financial statements in this Form 10-Q for additional information regarding fees incurred on our behalf by, and expenses reimbursable to, our Manager and its affiliates.
(4)	Includes direct or indirect payments of $1.2 million to others, including payments for legal, accounting, marketing, transfer agent and filing fees, as of September 30, 2022.

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

BELPOINTE PREP, LLC

Date: November 10, 2022	By:	/s/ Brandon E. Lacoff
Brandon E. Lacoff
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Martin Lacoff
Martin Lacoff
Chief Strategic Officer, Principal Financial Officer and Director
(Principal Financial Officer)

