Form 10-K
period 2022-12-31
Belpointe PREP, LLC
filed 2023-03-31
CIK 1807046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 001-40911

Belpointe PREP, LLC

(Exact name of registrant as specified in its charter)

Delaware	84-4412083
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The aggregate market value of Class A units held by non-affiliates of the registrant as of June 30, 2022 was approximately $311,462,858, based on the closing sale price reported for such date on the NYSE American. Class A units held by each executive officer, director and holder of more than 5% of the registrant’s Class A units have been excluded based on the assumption that such persons may be deemed to be affiliates. These assumptions should not be deemed to constitute an admission that such persons are affiliates, or that there are not other persons who may be deemed to be affiliates, of the registrant.

As of March 24, 2023, the registrant had 3,523,449 Class A units, 100,000 Class B units and one Class M unit outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Forward-Looking Statements

This Annual Report on Form 10-K (this “Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect the current views of Belpointe PREP, LLC, a Delaware limited liability company (together with its subsidiaries, the “Company,” “we,” “us,” or “our”) with respect to, among other things, our future results of operations and financial performance. In some cases, you can identify forward-looking statements by words such as “anticipate,” “approximately,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” and “would” or the negative version of these words or other comparable words or statements that do not relate strictly to historical or factual matters.By their nature, forward-looking statements speak only as of the date they are made, are not statements of historical fact or guarantees of future performance and are subject to risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify, in particular due to rising interest rates, increasing inflation and recent instability in the banking system, and the projected impact of such factors on our business, financial performance and operating results. Our expectations, beliefs and projections are expressed in good faith, and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will result or be achieved, and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-K, including, among others, the risks set forth in Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as from time to time in our other filings with the U.S. Securities and Exchange Commission (“SEC”). A summary of principal risk factors that make investing in our securities risky and that may cause actual results to differ materially are set forth below:

●	the impact of macroeconomic trends, such as the rate of unemployment, interest rates, the rate of inflation and the availability of credit;

●	adverse developments in the availability of desirable investment opportunities whether due to competition, regulation or otherwise;

●	general political, economic and competitive conditions in the United States;

●	the level and volatility of prevailing interest rates and credit spreads;

●	adverse changes in the real estate and real estate capital markets;

●	the potential negative impacts of recent instability in the operating environment for U.S. banks and financial institutions on our ability to obtain construction financing;

●	difficulties or delays in completing projects on budget and on schedule;

●	difficulties or delays in raising sufficient proceeds in our ongoing public offering to fund our projects;

●	changes in the rules and regulations relating to the Tax Cuts and Jobs Act of 2017, including the qualified opportunity zone regulations and Section 199A of the Internal Revenue Code of 1986, as amended (the “Code”) and the regulations adopted thereunder;

●	our ability to comply with the rules and regulations relating to investing in qualified opportunity zones;

●	limited ability to dispose of assets because of the relative illiquidity of real estate investments;

●	intense competition in the real estate market that may limit our ability to attract or retain tenants or re-lease space;

●	defaults on or non-renewal of leases by tenants;

●	increased operating costs;

●	our failure to obtain necessary outside financing;

●	decreased rental rates or increased vacancy rates;

●	difficulties in identifying properties to acquire and in consummating real estate acquisitions, developments, joint ventures and dispositions;

●	our failure to successfully operate acquired properties and operations;

●	exposure to liability relating to environmental and health and safety matters;

●	changes in real estate and zoning laws and increases in real property tax rates;

●	our failure to maintain our status as a publicly traded partnership and qualified opportunity fund;

●	failure of acquisitions to yield anticipated results;

●	risks associated with derivatives or hedging activity;

●	our level of debt and the terms and limitations imposed on us by our debt agreements;

●	the need to invest additional equity in connection with debt refinancings as a result of reduced asset values;

●	our ability to retain our executive officers and other key personnel of Belpointe, LLC (our “Sponsor”), Belpointe PREP Manager, LLC (our “Manager”) and their affiliates;

●	expected rates of return provided to investors;

●	the ability of our Sponsor, Manager and their affiliates to source, originate and service our investments, and the quality and performance of these investments;

●	legislative or regulatory changes impacting our business or our investments;

●	changes in business conditions and the market value of our investments, including changes in interest rates, prepayment risk, operator or borrower defaults or bankruptcy, and generally the increased risk of loss if our investments fail to perform as expected;

●	our ability to implement effective conflicts of interest policies and procedures among the various real estate investment programs sponsored by our Sponsor;

●	our compliance with applicable local, state and federal laws, including the Investment Advisers Act of 1940, as amended, the Investment Company Act of 1940, as amended, and other laws;

●	difficulty in successfully managing our growth, including integrating new assets into our existing systems; and

●	changes to accounting principles generally accepted in the United States of America, or policy changes from standard-setting bodies such as the Financial Accounting Standards Board, the SEC, the Internal Revenue Service, the NYSE American and other authorities that we are subject to.

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

On September 30, 2021, the U.S. Securities and Exchange Commission (the “SEC”) declared effective our registration statement on Form S-11, as amended (File No. 333-255424) (the “Registration Statement”), registering a continuous primary offering of up to $750,000,000 in our Class A units (the “Primary Offering”). From the period of October 7, 2021, the date of the first closing held in connection with our Primary Offering, through December 31, 2021, we issued 2,132,039 Class A units in our Primary Offering, raising net offering proceeds of $212.6 million. For the year ended December 31, 2022, we issued 141,300 Class A units in connection with our Primary Offering, raising net offering proceeds of $13.5 million. Together with the gross proceeds raised by Belpointe REIT, Inc. (“Belpointe REIT”) in its prior offerings, as of December 31, 2022, we have raised aggregate gross offering cash proceeds of $346.3 million. See “—Our Transactions with Belpointe REIT, Inc.” for additional details regarding our transaction with Belpointe REIT.

Our Transactions with Belpointe REIT, Inc.

During the year ended December 31, 2021, pursuant to the terms of an Agreement and Plan of Merger (the “Merger Agreement”), we conducted an offer to exchange (the “Offer”) each outstanding share of common stock (the “Common Stock”), of Belpointe REIT validly tendered in the Offer for 1.05 of our Class A units, with any fractional Class A units rounded up to the nearest whole unit (the “Transaction Consideration”). The Offer was completed on September 14, 2021.

Following the Offer, and in accordance with the terms of the Merger Agreement, Belpointe REIT converted from a corporation into a limited liability company (the “Conversion”) named BREIT, LLC (“BREIT”). In the Conversion each outstanding share of Common Stock was converted into a limited liability company interest (an “Interest”) in BREIT. The Conversion was completed on October 1, 2021.

Following the Conversion, and in accordance with the terms of the Merger Agreement, BREIT merged with and into BREIT Merger, LLC (“BREIT Merger”), our wholly owned subsidiary (the “Merger”). In the Merger, each outstanding Interest was converted into the right to receive the Transaction Consideration. The Merger was completed on October 12, 2021.

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

Our Manager

We are externally managed by our Manager, Belpointe PREP Manager, LLC, and, pursuant to the terms of a management agreement between us, our Operating Companies and our Manager (the “Management Agreement”), our Manager manages our day-to-day operations, implements our investment objectives and strategy and performs certain services for us, subject to oversight by our board of directors (our “Board”). Subject to the limitations set forth in our Amended and Restated Limited Liability Company Operating Agreement (our “Operating Agreement”), a team of investment and asset management professionals, acting through our Manager, makes all decisions regarding the origination, selection, evaluation, structuring, acquisition, financing and development of our commercial real estate properties, real estate-related assets, including commercial real estate loans and mortgages, and debt and equity securities issued by other real estate-related companies, as well as private equity acquisitions and investments, and opportunistic acquisitions of other qualified opportunity funds and qualified opportunity zone businesses.

Our Manager also provides portfolio management, marketing, investor relations, financial, accounting and other administrative services on our behalf with the goal of maximizing our operating cash flow and preserving our invested capital.

Our Sponsor

Our Sponsor, Belpointe, LLC, a leading investment firm based in Greenwich, Connecticut, operates a family office making private investments and oversees its businesses, such as wealth management, legal and real estate services. Our Sponsor’s senior executives have substantial experience in the acquisition, development and ownership of real estate and, as of December 31, 2022, its affiliates have facilitated or originated 13 real estate assets with aggregate purchase prices and construction costs of approximately $400 million. Our Sponsor’s financial management division also currently manages over $3 billion in public securities.

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

Our investment guidelines delegate to our Manager discretion and authority to execute acquisitions and dispositions of investments (including the reinvestment of capital basis and gains), provided such investments are consistent with our investment objectives and strategy and our investment guidelines. Our Manager’s investment committee will periodically review our portfolio of assets and investments, our investment objectives and strategy and our investment guidelines to determine whether they remain in the best interests of our members and may recommend changes to our Board as it deems appropriate. We may, at any time and without member approval, cease to be a qualified opportunity fund and acquire assets that do not qualify as qualified opportunity zone investments. Furthermore, there are no prohibitions in our Operating Agreement on the amount or percentage of assets that may be invested in a single property.

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

A “qualified opportunity fund” is generally defined as an investment vehicle that is taxed as a corporation or partnership for U.S. federal income tax purposes and organized to invest in, and at least 90% of its assets consist of, qualified opportunity zone property (the “90% Asset Test”). A qualified opportunity fund must determine whether it meets the 90% Asset Test on each of (i) the last day of the first six-month period of its taxable year, and (ii) the last day of its taxable year (each a “Test Date”).

The opportunity zone regulations allow a qualified opportunity fund to apply the 90% Asset Test without taking into account any investments received in the 6-month period preceding the Test Date, provided those investments are (i) received (a) solely in exchange for stock by a qualified opportunity fund that is a corporation, or (b) as a contribution by a qualified opportunity fund that is a partnership, and (ii) held continuously from the fifth business day after the exchange or contribution, as applicable, through the Test Date in cash, cash equivalents or debt instruments with a term of 18 months or less.

Subject to a one-time six-month cure period, for each month following a Test Date in which a qualified opportunity fund fails to meet the 90% Asset Test it will incur a penalty equal to (a) the excess of 90% of the fund’s aggregate assets over the aggregate amount of qualified opportunity zone property held by the fund, multiplied by (b) the short-term federal interest rate plus 3%. However, notwithstanding a qualified opportunity fund’s failure to meet the 90% Asset Test, no penalty will be imposed if the fund demonstrates that its failure is due to reasonable cause.

We initially qualified as a qualified opportunity fund beginning with our taxable year ended December 31, 2020.

An eligible investor may defer recognition of capital gains (short-term or long-term) resulting from the sale or exchange of capital assets (or business assets the gain on the sale of which is treated as capital gain) by reinvesting those gains into a qualified opportunity fund within a period of 180 days generally beginning on the date of the sale or exchange (the “Deferred Capital Gains”). The 180-day period generally begins on the day on which the gains would be recognized for U.S. federal income tax purposes had they not been reinvested into a qualified opportunity fund. Deferred Capital Gains are recognized on the earlier of December 31, 2026 or the date on which an inclusion event occurs, such as the date on which the investor sells its qualified opportunity fund investment.

All individuals and entities that recognize capital gains for U.S. federal income tax purposes are eligible to elect to defer their capital gains by investing in a qualified opportunity fund within the applicable 180-day period. This includes natural persons as well as entities such as corporations, regulated investment companies, real estate investment trusts (“REITs”), partnerships and other pass-through entities (including, certain common trust funds, qualified settlement funds, and disputed ownership funds). Eligible investors must make deferral elections on Form 8949, Sales and Other Dispositions of Capital Assets, which will need to be attached to their U.S. federal income tax returns for the taxable year in which the capital gain would have been recognized had it not been deferred. In addition, Form 8997, Initial and Annual Statement of Qualified Opportunity Fund (QOF) Investments, requires eligible investors holding a qualified opportunity fund investment at any point during the tax year to report: (i) qualified opportunity fund investments holdings at the beginning and end of the tax year; (ii) current tax year capital gains deferred by investing in a qualified opportunity fund; and (iii) qualified opportunity fund investments disposed of during the tax year. Eligible investors who have not properly followed the instructions for Form 8997, Initial and Annual Statement of Qualified Opportunity Fund (QOF) Investments, may receive a Letter 6502, Reporting Qualified Opportunity Fund (QOF) Investments, or a Letter 6503, Annual Reporting of Qualified Opportunity Fund (QOF) Investments, from the Internal Revenue Service (“IRS”) if the IRS is missing information, the investor entered invalid information, or the requirements to maintain a qualifying investment have not been followed. Eligible investors who receive a Letter 6502, Reporting Qualified Opportunity Fund (QOF) Investments, or a Letter 6503, Annual Reporting of Qualified Opportunity Fund (QOF) Investments, may need to file an amended return or an administrative adjustment request with a properly completed Form 8997, Initial and Annual Statement of Qualified Opportunity Fund (QOF) Investments.

An eligible investor may elect to increase the tax basis with respect to its qualified opportunity fund investment interest to the fair market value of the investment interest, and similarly may elect to exclude from income gains from sales of non-inventory assets by the qualified opportunity fund, if the investor holds the qualified opportunity fund investment interest for a period of ten years or more prior to the date of sale, up to December 31, 2047. Provided these requirements are met, for U.S. federal income tax purposes an eligible investor will not be required to pay federal income tax on a sale of its qualified opportunity fund investment interest. This benefit will not be available with respect to sales or exchanges after December 31, 2047.

Our Investments

As of the date of this Form 10-K, our investment portfolio consisted of the following multifamily and mixed-use rental properties:

1991 Main Street – Sarasota, Florida – 1991 Main Street (“1991 Main”) is a 5.13-acre site which was originally acquired for an aggregate purchase price of $20.7 million, inclusive of transaction costs and deferred financing fees. A portion of the aggregate purchase of 1991 Main was funded by a $10.8 million secured loan from First Foundation Bank (the “Acquisition Loan”), which we repaid in full on April 22, 2022.

We currently anticipate that 1991 Main will be developed into a 424-apartment home community consisting of one-bedroom, two-bedroom and three-bedroom apartments, and four-bedroom townhome-style penthouse apartments, as well as six guest suite apartments, with approximately 51,000 square feet of retail space located on the first level. 1991 Main will consist of two high-rise buildings with 7 stories in the front and 10 stories in the rear, and over 900 parking spaces consisting of garage and surface parking. Each building will include a clubroom, fitness room, center courtyard with heated saltwater pool and roof top amenities including a community room and a private dining area for private events as well as outdoor grills and seating. In addition, each building will have its own leasing office located at the entry lobby.

During the year ended December 31, 2022, we entered into a construction management agreement for the development of 1991 Main. The construction management agreement contains terms and conditions that are customary for a project of this type and will be subject to a guaranteed maximum price (a “GMP”). We currently anticipate that the remaining funding for construction and soft costs associated with the development will be a minimum of $218.9 million, inclusive of the GMP, and are building to an estimated unlevered yield of greater than 6%. The development is currently under construction, and we expect initial occupancies to occur in the first half of 2024. Construction is expected to be completed by the end of 2024.

1991 Main is located within the historic downtown Sarasota at the intersection of Main Street and Links Avenue, has a Walk Score® ranking of 90 out of 100, and is located in a high foot traffic area next to a number of popular retail establishments.

1900 Fruitville Road – Sarasota Florida – 1900 Fruitville Road (“1900 Fruitville”) is a 1.2-acre site, consisting of a retail building and parking lot, which we acquired for an aggregate purchase price of $4.7 million, inclusive of transaction costs. The sole tenant in the building vacated in January 2022 and we currently anticipate that the property will be used as a future development site.

902-1020 First Avenue North and 900 First Avenue North – St. Petersburg, Florida – 902-1020 First Avenue North (“902-1020 First”) consists of several parcels, comprising 1.6-acres of land, which we acquired for an aggregate purchase price of $12.1 million, inclusive of transaction costs. We currently anticipate that 902-1020 First will be developed into a high-rise building featuring approximately 269-apartment homes consisting of studio, one-bedroom, two-bedroom and three-bedroom units, with approximately 15,500 square feet of retail space located on the first level and a four-level parking garage. We currently anticipate that 902-1020 First will consist of a 15-story high-rise building, comprised of two 11-story residential towers above a 4-story parking garage. We currently anticipate amenities will include a clubroom, fitness center, courtyard with a swimming pool, shared working space and a leasing office. 902-1020 First is located in the downtown district of St. Petersburg, one mile west of Tampa Bay and the downtown waterfront district, as a Walk Score® ranking of 91 out of 100 and features direct access to downtown amenities such as public parking, restaurants, museums and cultural sites.

900 First Avenue North (“900 First”) is a parcel of land with a two-tenant retail building which we acquired for an aggregate purchase price of $2.5 million, inclusive of transaction costs. 900 First will remain a two-tenant retail building and we have taken the additional development rights and added them to 902-1020 First.

St. Petersburg placed 44th on Niche’s 2023 Best Cities to Live in America list, earning an Overall Niche Grade of A. St. Petersburg is the 5th largest city in Florida and the 88th largest city in the United States and has an average annual population growth rate of approximately 1.57% since 2020. Downtown St. Petersburg is one of the fastest growing neighborhoods in the Tampa-St. Petersburg-Clearwater metropolitan statistical area (“MSA”) and has experienced increased demand in recent years because of proximity to the water, sporting events, shopping, bars and restaurants in the neighborhood. The Tampa-St. Petersburg-Clearwater MSA is home to more than 20 corporate headquarters, seven of which are Fortune 1,000 companies. The St. Petersburg area also includes a branch of St. Petersburg College and the University of South Florida St. Petersburg and is home to two professional sports teams, the Tampa Bay Rays (Major League Baseball) and the Tampa Bay Rowdies (United Soccer League Championship).

1701, 1702 and 1710 Ringling Boulevard – Sarasota, Florida – 1701 Ringling Boulevard (“1701 Ringling”) and 1710 Ringling Boulevard (“1710 Ringling”) make up a 1.6-acre site, consisting of a six-story office building and a parking lot which we acquired for an aggregate purchase price of $7.0 million, inclusive of transaction costs. We currently anticipate that 1701 Ringling will be renovated into a modern office building, consisting of approximately 80,000 square feet of rentable space, with 1710 Ringling consisting of an approximately 128-space parking lot. Upon acquiring 1701 Ringling we entered into a new lease agreement with the existing tenant covering approximately 42,000 square feet for an initial term of 20 years, and several lease extension options. Renovations to 1701 Ringling will include the creation of a glass front lobby area, the conversion of the existing freight elevator into an oversized passenger elevator and the reinstallation of windows into the façade.

1702 Ringling Boulevard (“1702 Ringling” and, together with 1701 Ringling and 1710 Ringling, “1701-1710 Ringling”) is a 0.327-acre site consisting of a fully-leased, single-story 1,546 gross square foot single-tenant office building and associated parking lot, which we acquired for an aggregate purchase price of $1.5 million, inclusive of transaction costs. We currently anticipate holding 1702 Ringling for future multifamily development and density and massing studies are underway for conceptual design.

1701-1710 Ringling is located within the historic downtown Sarasota area along Ringling Boulevard, a major two-way arterial road, with good access to the surrounding Sarasota market, as well as easy access to Interstate 75 and the greater Tampa-St Petersburgh area. 1701-1710 Ringling has a Walk Score® ranking of 93 out of 100, and is located in a high foot traffic area close to a number of popular restaurants and retail establishments. Overall, the neighborhood is in the stable to growth trend stage of its life cycle.

497-501 Middle Turnpike and Cedar Swamp Road – Storrs, Connecticut – 497-501 Middle Turnpike (“497-501 Middle”) is an approximately 60.0-acre site, consisting of approximately 30 acres of former golf course and approximately 30 acres of undeveloped hiking and biking trails surrounding wetlands. We acquired a majority ownership interest in CMC Storrs SPV, LLC (“CMC”), the holding company for 497-501 Middle, for an initial capital contribution of $3.8 million.

We currently anticipate that 497-501 Middle will be developed into an approximately 250-apartment home community and that amenities will include a leasing office, clubhouse with a demonstration kitchen, fitness center, game room, study/lounge area, meeting rooms, and an outside AstroTurf meadow.

Cedar Swamp Road (“Cedar Swamp Road”) is a 1.1-acre site immediately adjacent to 497-501 Middle, which we acquired for a purchase price of $0.3 million, inclusive of transaction costs. We currently anticipate adding Cedar Swamp Road to the 497-501 Middle development.

497-501 Middle and Cedar Swamp Road are located less than a mile from the main college campus at the University of Connecticut (“UConn”) in Storrs, Connecticut (“Storrs”), approximately 30 minutes from Hartford, Connecticut, and 90 minutes from Boston, Massachusetts. UConn ranked 26th among “top public universities” nationally in the 2022 U.S. New & World Report (“U.S. News”) collegiate rankings, and, based on a fact sheet published by UConn, over 18,000 undergraduate students attended college at the Storrs campus in 2021, with 75% of those students living off campus. According to U.S. News, UConn has one of the worst housing units to student ratios of major universities in the U.S.

900 8th Avenue South – Nashville, Tennessee – 900 8th Avenue South (“900 8th Avenue South” or “Nashville No. 1”) is a 3.2-acre land assemblage, which we acquired for an aggregate purchase price of $19.7 million, inclusive of transaction costs. We recently completed the demolition of an existing structure on 900 8th Avenue South and currently anticipate a future mixed-use development.

As part of our acquisition of 900 8th Avenue South, on February 24, 2021, an indirect wholly-owned subsidiary of our Operating Company and an unaffiliated third party (the “JV Partner”) entered into a limited liability company agreement (the “LLC Agreement”) for BPOZ 900 Eighth QOZB, LLC (the “BPOZ 900 Eighth QOZB”), an indirect holding company for 900 8th Avenue South. Pursuant to the LLC Agreement, the JV Partner assigned the purchase and sale agreement for 900 8th Avenue South together with a previously paid property deposit of $0.4 million to BPOZ 900 Eighth QOZB in exchange for the JV Partner’s deemed initial capital contribution of $0.2 million and a promissory note (the “900 Eighth Promissory Note”) from 900 Eighth, LP, the direct holding company for 900 8th Avenue South, in the amount of $0.2 million. The 900 Eighth Promissory Note earned interest at the greater of (i) 1% per annum, or (ii) the short-term adjusted applicable federal rate for the current month for purposes of Section 1288(b) of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), and was repaid in full in April 2022.

A 2022 report published by PricewaterhouseCoopers ranked Nashville as the number one real estate market, with the best overall real estate prospects and one of the fastest-growing metro areas. Nashville is headquarters to a diverse group of Fortune 1000 companies, such as HCA Healthcare, Dollar General, Community Healthy Systems, Delek, Tractor Supply, Brookdale Senior Living, Acadia Healthcare, Cracker Barrel, Louisiana-Pacific and Genesco. It is also home to a number of colleges and universities, such as Tennessee State University, Vanderbilt University, Belmont University, Fisk University, Trevecca Nazarene University and Lipscomb University. Nashville is the largest apartment market in the state of Tennessee, and currently the Nashville apartment market has a 94.2% occupancy rate. While COVID-19 disrupted economic growth trends in Nashville, the metro has seen job growth return over the past several months coinciding with the phased reopening of the local economy.

900 8th Avenue South is located in central Nashville at the north end of the 8th Avenue south district, has a Walk Score® ranking of 85 out of 100, and is located within walking distance of a number of popular retail, dining and nightlife establishments in downtown Nashville.

1700 Main Street – Sarasota, Florida – 1700 Main Street (“1700 Main”) is a 1.3-acre site, consisting of a former gas station, a three-story office building with parking lot and a three-story retail building, which we acquired for an aggregate purchase price of $6.9 million, inclusive of transaction costs. We currently anticipate that 1700 Main will be redeveloped into a 168-apartment home community consisting of one-bedroom, two-bedroom and three-bedroom units, with approximately 7,000 square feet of retail space located on the first two levels. We anticipate that 1700 Main will consist of a 10-story podium style building with a 3-story, 360-space garage and 7 stories of apartments above, including a clubroom, fitness center, courtyards with a swimming pool and rooftop terraces as well as a leasing office. We have placed the development of 1700 Main on hold pending re-zoning by the City of Sarasota. We have engaged an architectural firm for conceptual studies so that we can prepare a design to present to the City of Sarasota for approval once the re-zoning is complete.

U.S. News & World Report ranked Sarasota as the ninth best place to live in the United States for 2021-2022, number two among the fastest growing places in the U.S., and the number one best place to retire. Sarasota is headquarters to a diverse group of large companies, such as Boar’s Head Provisions, CAE Healthcare, PGT Innovations, Tervis, Sun Hydraulics and Voalte. The Sarasota area also has a large number of universities including the University of Southern Florida, Florida State University’s College of Medicine campus, Ringling College, State College of Florida, Keiser College and New College of Florida. According to the U.S. Department of Housing and Urban Development (HUD), the housing demand for the Northport-Sarasota-Bradenton MSA is 11,950 new units between August 2020-2023, but only 3,250 housing units will be delivered in that timeframe causing a short fall of 8,700 units by the completion of construction. In addition, Sarasota was included in Forbes’ list of cities that have experienced the highest rental rate jumps year-over-year for the September 2020-2021 period, with an average increase of 21%.

1700 Main is located within the historic downtown Sarasota area along Main Street, has a Walk Score® ranking of 95 out of 100, and is located in a high foot traffic area next to a number of popular restaurants and retail establishments.

Nashville No. 2 – Nashville, Tennessee – Our second investment in Nashville, Tennessee (“Nashville No. 2”) is an approximately 8.0-acre site, consisting of two industrial buildings and associated parking, which we acquired for an aggregate purchase price of $21.0 million, inclusive of transaction costs. We currently anticipate that Nashville No. 2 will be redeveloped into mixed-use residential community consisting of studio, one-bedroom, two-bedroom and three-bedroom apartments. The buildings will have a fitness center, game room, co-working spaces, outdoor heated saltwater swimming pool, riverfront courtyards and rooftop terraces as well as a leasing office.

Nashville No. 3 – Nashville, Tennessee – Our third investment in Nashville, Tennessee, is an approximately 1.7-acre site consisting of a single-story, 10,000 square foot retail building and associated parking lot, which we acquired for an aggregate purchase price of $2.1 million, inclusive of transaction costs. The building is leased back to the seller through November 2023, with the ability to continue month to month thereafter.

Nashville No. 4 – Nashville, Tennessee – Our fourth investment in Nashville, Tennessee, is an approximately 5.9-acre site consisting of an industrial building, which we acquired for an aggregate purchase price of $16.4 million, inclusive of transaction costs. The building is leased back to the seller through June 2024. We currently anticipate that Nashville No. 4 will be redeveloped into a mixed-use residential community consisting of studio, one-bedroom, two-bedroom and three bedroom apartments.

Storrs Road – Storrs, Connecticut – Storrs Road (“Storrs Road”) is a 9.0-acre parcel of land near UConn, which we acquired for an aggregate purchase price of $0.1 million, inclusive of transaction costs. We currently anticipate holding Storrs Road for future multifamily development.

1750 Storrs Road - Storrs, Connecticut - 1750 Storrs Road (“1750 Storrs”) is an approximately 19.0-acre development site near UConn, which we acquired for an aggregate purchase price of $5.5 million, inclusive of transaction costs.

We currently anticipate that 1750 Storrs will be developed into a multifamily mixed-use development, featuring one-bedroom, two-bedroom and three-bedroom townhomes. Amenities are anticipated to include a clubhouse, with state-of-the-art fitness center, chef’s kitchen and more.

901-909 Central Avenue North – St. Petersburg, Florida – 901-909 Central Avenue North is a 0.13-acre site consisting of a fully-leased single-story 5,328 gross square foot retail/office building comprised of 4 units located in St. Petersburg, Florida, which we acquired for an aggregate purchase price of $2.6 million, inclusive of transaction costs.

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

Taxation of the Company

We currently intend to operate in a manner that will allow us to qualify as a partnership for U.S. federal income tax purposes. If our Manager determines that it is no longer in our best interests to continue as a partnership for U.S. federal income tax purposes, our Manager may elect to treat us as an association or as a publicly traded partnership taxable as a corporation for U.S. federal (and applicable state) income tax purposes. If we elect to be taxable as a corporation for U.S. federal (and applicable state) income tax purposes, we may also elect to qualify and be taxed as a REIT.

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

Notwithstanding the foregoing, unless an exception applies, an entity that would otherwise be classified as a partnership for U.S. federal income tax purposes may nevertheless be taxable as a corporation if it is a “publicly traded partnership” within the meaning of Section 7704 the Internal Revenue Code of 1986, as amended (the “Code”). An entity that would otherwise be classified as a partnership is a publicly traded partnership within the meaning of Section 7704 of the Code if its interests are (i) traded on an established securities market, or (ii) readily tradable on a secondary market or the substantial equivalent thereof. Our Class A units are listed on the NYSE American under the symbol “OZ.” There is, however, an exception to taxation as a corporation which is available if at least 90% of a partnership’s gross income for every taxable year consists of “qualifying income”and the partnership is not required to register under the Investment Company Act of 1940, as amended (the “Qualifying Income Exception”). Qualifying income includes certain interest income (other than from a financial business), dividends, real property rents, gains from the sale or other disposition of real property and any gain from the sale or disposition of a capital asset or other property held for the production of income that otherwise constitutes qualifying income. We intend to manage our affairs so that we will meet the Qualifying Income Exception in each taxable year and so that neither we nor any of our subsidiaries are required to register under the Investment Company Act of 1940, as amended.

Government Regulation

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

We are a recently formed company and have a limited operating history and we may not be able to achieve our investment objectives. As of the year ended December 31, 2022, we had 17 qualified opportunity zone investments in three states and are primarily reliant on the proceeds derived from our public offerings and any financing that might be provided by our Sponsor or its affiliates to fund our operations. We cannot assure you that the past experiences of our Sponsor or its affiliates will be sufficient to allow us to successfully achieve our investment objectives.

In addition, there can be no assurance that we will be able to successfully identify, make and realize any additional investments or generate returns for our investors. Furthermore, there can be no assurance that our investors will receive any distributions. These factors increase the risk that your investment may not generate returns comparable to other real estate investment alternatives.

We have only held our investments for a limited period of time, and you will not have the opportunity to evaluate our future investments before we make them, which makes your investment more speculative.

We have only held our investments for a limited period of time and are not able to provide you with any information to assist you in evaluating the merits of any specific properties or real estate-related investments that we may acquire, except for investments that may be described in one or more filings that we make with the U.S. Securities and Exchange Commission (“SEC”). We will continue to seek to invest substantially all of the net offering proceeds from our Primary Offering, and any other offerings that we may conduct, after the payment of fees and expenses, in the acquisition of or investment in real estate and real estate-related assets, including commercial real estate loans and mortgages, and debt and equity securities issued by other real estate companies, as well as select private equity investments, and opportunistic acquisitions of other qualified opportunity funds and qualified opportunity zone businesses. However, because you will be unable to evaluate the economic merit of our investments before we make them, you will have to rely entirely on the ability of our Manager to select suitable and successful investment opportunities. There can be no assurance that our Manager will be successful in obtaining suitable investments or that, if such investments are made, our investment objectives will be achieved. Furthermore, our Manager has broad discretion in selecting investments, and you will not have the opportunity to evaluate potential investments. These factors increase the risk that your investment may not generate returns comparable to other investment alternatives.

Our Class A units are listed on the NYSE American, however, an active, liquid and orderly market for our Class A units may not develop or be sustained.

Our Class A units are listed on the NYSE American under the symbol “OZ,” however, an active, liquid and orderly market for our Class A units may not be sustained. Further, because we are a qualified opportunity fund eligible investors may defer recognition of capital gains (short-term or long-term) resulting from the sale or exchange of capital assets (or business assets the gain on sale of which is treated as a capital gain) by reinvesting those gains into our Class A units within a period of 180 days generally beginning on the date of the sale or exchange (the “Deferred Capital Gains”). Deferred Capital Gains are recognized on the earlier of December 31, 2026, or the date on which an inclusion event occurs, such as the date on which an investor sells their Class A units. Eligible investors may also elect to increase the tax basis of Class A units held by them to their fair market value on the date of sale or exchange if they hold our Class A units for a period of ten years or more, up to December 31, 2047. This benefit is not available with respect to sales or exchanges after December 31, 2047. Consequently, fewer Class A units may be actively traded in the public markets which would reduce the liquidity of the market for our Class A units. If an active market for our Class A units is not sustained, you may be unable to sell your Class A units at the time you desire to sell them, at a price at or above the price you paid for them, or without experiencing volatility in the price of our Class A units. An inactive market may also impair our ability to raise capital by selling Class A units and may impair our ability to make opportunistic acquisitions of other qualified opportunity funds and qualified opportunity zone businesses using our Class A units as consideration.

If we are unable to raise sufficient proceeds in our ongoing Primary Offering, and any other offerings that we may conduct, we may not be able to fund all of our existing projects or find additional suitable investments, and, as a result, we may not be able to achieve our investment objectives or pay distributions.

Our ability to achieve our investment objectives and to pay distributions depends, in part, on our ability to fund our existing projects and on the ability of our Manager to find additional suitable and successful investment opportunities for us. If we fail to raise sufficient proceeds from the sale of Class A units in our Primary Offering, and any other offerings that we may conduct, we may be unable to fund all of our existing projects or to make additional suitable investments. At the same time, the more money we raise in our Primary Offering, and any other offerings that we may conduct, the greater our challenge will be to invest all of the net offering proceeds in investments that meet our investment criteria. Our investments consist of and are expected to continue to consist of properties located in qualified opportunity zones for the development or redevelopment of multifamily, student housing, senior living, healthcare, industrial, self-storage, hospitality, office, mixed-use, data centers and solar projects (collectively, “the qualified opportunity zone investments”) located throughout the United States and its territories. We also anticipate identifying, acquiring, developing or redeveloping and managing a wide range of commercial real estate properties located throughout the United States and its territories, including, but not limited to, real estate-related assets, such as commercial real estate loans and mortgages, and debt and equity securities issued by other real estate-related companies, as well as making private equity acquisitions and investments, and opportunistic acquisitions of other qualified opportunity funds and qualified opportunity zone businesses, with the goal of increasing distributions and capital appreciation. We cannot assure you that our Manager will be successful in locating and obtaining additional suitable qualified opportunity zone investments or that, if our Manager makes additional qualified opportunity zone investments on our behalf, our objectives will be achieved. What’s more, increased competition from other opportunity zone funds as well as any prospective legislative or regulatory changes related to qualified opportunity zone investments, may make it more difficult for our Manager to make suitable qualified opportunity zone investments. If we, through our Manager, are unable to find suitable investments promptly, we may invest in short-term, investment-grade obligations or accounts in a manner that is consistent with our qualification as a publicly traded partnership and qualified opportunity fund. If we would continue to be unsuccessful in locating suitable investments, we may ultimately decide to liquidate. In the event we are unable to timely locate suitable investments, we may be unable or limited in our ability to pay distributions and we may not be able to meet our investment objectives.

Our ability to deploy the capital we raise in our Primary Offering may be constrained.

We may have difficulty identifying and purchasing suitable properties on attractive terms. In addition, increased competition from other opportunity zone funds, a lack of suitable qualified opportunity zone investment opportunities or other market-related constraints, may also make it more difficult for our Manager to deploy the capital we raise in our Primary Offering. Therefore, there could be a delay between the time we receive net proceeds from the sale of our Class A units in our Primary Offering and the time we invest the net proceeds. This could cause a substantial delay in the time it takes for your investment to realize its full potential return and could adversely affect our ability to pay regular distributions of cash flow from operations to you. If we fail to timely invest the net proceeds of our Primary Offering, our results of operations and financial condition may be adversely affected.

Our NAV per Class A unit may change materially from our current NAV.

We plan to calculate the net asset value (“NAV”) of our Class A units on a quarterly basis. The per Class A unit purchase price will be adjusted within approximately 60 days of the last day of each quarter (the “Determination Date”). We will calculate our NAV as of the Determination Date (rounded to the nearest dollar) and any adjustment to our NAV will take effect as of the first business day following its public announcement. Our adjusted NAV per Class A unit will be equal to our adjusted NAV as of the Determination Date (rounded to the nearest dollar) divided by the number of Class A units outstanding on the Determination Date.

Valuations and appraisals of our real estate and real estate assets are estimates of fair value and may not necessarily correspond to realizable value, in addition it may be difficult to reflect, fully and accurately, material events that impact our NAV.

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

NAV calculations are not set by governmental or independent securities, financial or accounting rules or standards.

It is important to note that the determination of our NAV will not be based on, nor is it intended to comply with, fair value standards under U.S. GAAP, and our NAV may not be indicative of the price that we would receive for our assets at current market conditions. In addition, we do not represent, warrant or guarantee that: (i) you will be able to realize the NAV per Class A unit for your Class A units if you attempt to sell them; (ii) you will ultimately realize distributions per Class A unit equal to the NAV per Class A units you own upon liquidation of our assets and investments and settlement of our liabilities or a sale of our company; (iii) our Class A units will trade at their NAV per Class A unit on the NYSE; or (iv) a third party would offer the NAV per Class A unit in an arm’s-length transaction to purchase all or substantially all of our Class A units. Furthermore, any distributions that we make will directly impact our NAV, by reducing the amount of our assets.

Our Sponsor does not hold a significant amount of our equity, and therefore may not be as strongly incentivized to avoid losses as a sponsor who holds a significant equity investment, and as a result you may be more likely to sustain a loss on your investment.

Our Sponsor, Belpointe, LLC, and an affiliate of our Sponsor have acquired 100 of our Class A units in connection with our formation for net proceeds to us of $10,000. Accordingly, our Sponsor will have very little exposure to a loss in the value of our Class A units. Without this exposure, you may be at a greater risk of loss because our Sponsor does not have as much to lose from a decrease in the value of our Class A units as a sponsor who makes a more significant equity investment would.

Our Sponsor currently sponsors and will in the future sponsor other investment programs some of which may compete with us.

Our Sponsor has previously sponsored two real estate funds and a qualified opportunity fund with investment criteria similar to ours. Our Sponsor and its affiliates will in the future sponsor other investment programs, some of which may compete with us or have similar investment criteria to our own, and there are no limits or restrictions on the right of our Sponsor, or any of its affiliates, including our Manager, to engage in any other business or sponsor any other investment programs of any kind.

Our Manager and its affiliates have little or no experience managing a portfolio of assets in the manner necessary to maintain our qualification as a publicly traded partnership and qualified opportunity fund or our exclusion or exemption from registration under the Investment Company Act.

In order to maintain our intended qualification as a publicly traded partnership and qualified opportunity fund and our exclusion or exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”), our assets and investments may be subject to certain restrictions that could limit our operations meaningfully. The publicly traded partnership rules and regulations, Opportunity Zone Regulations (as hereinafter defined) and exclusions and exemptions from registration under the Investment Company Act are highly technical and complex, and our failure to comply with the requirements and limitations imposed by these rules and regulations could prevent us from qualifying as a publicly traded partnership or qualified opportunity fund or could force us to pay unexpected taxes and penalties. Our Manager and its affiliates have little or no experience managing assets and investments in the manner necessary to maintain our intended qualification as a publicly traded partnership and qualified opportunity fund or our exclusion or exemption from registration under the Investment Company Act. This inexperience may hinder our ability to achieve our objectives, result in our failing to achieve or losing of our qualification as a publicly traded partnership or qualified opportunity fund or our exclusion or exemption from registration under the Investment Company Act. As a result, we cannot assure you that we will be able to successfully operate as a publicly traded partnership and qualified opportunity fund, comply with regulatory requirements applicable to publicly traded partnerships and qualified opportunity funds, maintain our exclusion or an exemption from registration under the Investment Company Act, or execute our business strategies.

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

We do not have an exclusive management arrangement with our Manager. Accordingly, our Manager and its affiliates, including our Sponsor, can and will engage in other activities, including, without limitation, managing other investment programs sponsored or organized by our Sponsor and its affiliates. Further, nothing in our Management Agreement limits or restricts the right of any manager, director, officer, employee or equity holder of our Manager, or any of its affiliates, including our Sponsor, to engage in any other business or to render services of any kind to any other person or entity.

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

Holders of our Class A units have limited voting rights and may be bound by a majority or supermajority vote or by a vote of the holder of our Class M unit, as applicable.

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

The holders of our Class A units and Class B units have voting rights only with respect to certain matters, primarily relating to amendments to our Operating Agreement that would adversely change the rights of the Class A units or Class B units, as applicable, election of our directors (other than the Class M Director (as hereinafter defined)), removal of our directors for “cause” (other than the Class M Director), and our dissolution. Generally, matters to be voted on by the holders of our Class A units must be approved by a majority of the votes cast by all Class A units and Class B units, voting together as a single class, that are present in person or represented by proxy, although the vote to remove a director for “cause” requires a super-majority, four-fifths vote. If any vote occurs, you will be bound by the majority or supermajority vote, as applicable, even if you did not vote with the majority or supermajority.

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

We will incur additional costs and expenses associated with maintaining our status as a publicly traded partnership and operating as an Exchange Act reporting company.

We will incur additional costs and expenses associated with, maintaining our status as a publicly traded partnership and operating as an Exchange Act reporting company. Costs and expenses that we will incur, include, without limitation, those associated with the preparation and filing of annual and quarterly reports, federal and state tax returns, Schedule K-1 preparation and distribution, investor relations, registrar and transfer agent fees, director compensation, accounting and audit fees and incremental insurance costs, including director and officer liability insurance. It is possible that actual costs and expenses associated with maintain our status as a publicly traded partnership and operating as an Exchange Act reporting company will be higher than we currently estimate and we may require additional capital or future earnings to cover these costs and expenses, which could materially and adversely affect our business, results of operations, financial condition, and cash flows.

We are not required to comply with certain reporting and disclosure requirements that are applicable to other public companies.

We are an “emerging growth company,” as defined in the Jump Start Our Business Startups Act of 2012 (“JOBS Act”). As an emerging growth company, we have elected to take advantage of certain exemptions from various reporting and disclosure requirements that are applicable to public companies that are not emerging growth companies. For so long as we remain an emerging growth company, we will not be required to:

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

In addition, the JOBS Act provides that an emerging growth company may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. This means that an emerging growth company can delay adopting certain accounting standards until such standards are otherwise applicable to private companies. We have elected to take advantage of the extended transition period. Since we will not be required to comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies, our financial statements may not be comparable to the financial statements of companies that comply with public company effective dates. If we were to subsequently elect to comply with these public company effective dates, such election would be irrevocable pursuant to Section 107 of the JOBS Act.

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

If we fail to maintain effective disclosure controls and procedures or internal controls over financial reporting, we may not be able to accurately and timely make our required disclosures or report our financial results.

Effective disclosure controls and procedures and internal controls over financial reporting are necessary for us to provide reliable disclosures and financial reports, adequately detect and prevent misstatements and fraud, and operate successfully. If we cannot provide reliable disclosures and financial reports or detect and prevent misstatements and fraud, our reputation and operating results may be harmed.

We are continuing to develop and refine our disclosure controls and procedures and improve our internal controls over financial reporting. We have expended, and anticipate that we will continue to expend, significant resources in order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting. However, any disclosure controls and procedures or internal controls over financial reporting that we put into place, no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives.

As a result of the inherent limitations in the design of any system of controls, our disclosure controls and procedures and internal controls over financial reporting may not detect or prevent all misstatements and fraud, and we cannot assure you that there will not be significant deficiencies or material weaknesses in our disclosure controls and procedures and internal control over financial reporting in future periods. Moreover, for so long as we are an emerging growth company, we will not be required to have an auditor attestation report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and we cannot assure you that the systems and processes that we have put into place to evaluate and test our disclosure controls and procedures and internal controls over financial reporting so as to allow management to report on their effectiveness will be consistently adequate. If our disclosure controls and procedures and internal control over financial reporting prove to be ineffective and if we are not able to adequately remediate any deficiencies, investors may lose confidence in our disclosures and reported financial information, which could materially and adversely affect our business.

Your investment returns may be reduced if we are required to register as an investment company under the Investment Company Act.

We will engage primarily in the business of investing in real estate and to conduct our operations such that neither we nor any of our subsidiaries are required to register as an “investment company” under the Investment Company Act.

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

We enter into joint ventures, partnerships, co-tenancies and other co-ownership arrangements or participations with affiliates of our Sponsor and Manager, including Belpointe SP, LLC.

All of our assets are and will continue to be held by, and all of our operations are and will continue to be conducted through our Operating Companies, either directly or indirectly through subsidiaries. To expand our investment portfolio, we will continue to enter into joint ventures, partnerships, co-tenancies and other co-ownership arrangements or participations with affiliates of our Sponsor and Manager, such as Belpointe SP, LLC (“Belpointe SP”), or its affiliates (together with Belpointe SP, the “Belpointe SP Group”), as well as independent developers and owners.

We have and will continue to acquire interests in properties where a member of the Belpointe SP Group will act as general partner or co-general partner, manager or co-manager, developer or co-developer, or any of the foregoing, all of which will be structured in one of the following formats:

●	A member of the Belpointe SP Group will act as the general partner, manager or managing member of joint ventures in which our Operating Companies, directly or indirectly through subsidiaries, will participate as limited partners or non-managing members, to acquire stabilized cash flow generating real estate-related assets, including commercial real estate loans and mortgages, and debt and equity securities issued by other real estate companies, select private equity investments, and opportunistic acquisitions of other qualified opportunity funds and qualified opportunity zone businesses.

●	A member of the Belpointe SP Group will act as the general partner, manager or managing member of joint ventures in which our Operating Companies, directly or indirectly through subsidiaries, will participate as limited partners or non-managing members and a member of the Belpointe SP Group will act as the developer of the projects owned by the joint ventures.

●	A member of the Belpointe SP Group retain the services of a local developer to create a Belpointe satellite office, which will act as the developer for multiple joint venture projects within specific regions of the United States and its territories. These satellite offices will enable us to increase our presence and expertise in multiple regions.

●	Our Manager or a member of Belpointe SP Group will set up exclusive programmatic joint ventures with experienced regional developers to co-invest and co-develop in one or more projects within specific regions of the United States and its territories. A member of the Belpointe SP Group will act as the general partner, manager or managing member of the programmatic joint ventures with subsidiaries of our Operating Companies, directly or indirectly through subsidiaries, participating as limited partners or non-managing members. These programmatic joint ventures will enable us to increase our presence and expertise in multiple regions.

●	Our Manager or a member of the Belpointe SP Group will enter into joint ventures with experienced local developers to co-invest and co-develop projects on a deal-by-deal basis. A member of the Belpointe SP Group will act as the general partner, manager or managing member of the joint ventures with our Operating Companies, directly or indirectly through subsidiaries, participating as limited partners or non-managing members. A member of the Belpointe SP Group may act as the co-developer of projects with the joint venture partners and developers.

●	Our Manager or a member of the Belpointe SP Group will enter into joint ventures with independent third-party experienced local developers to co-invest and co-develop on our behalf. The joint venture partners and developers will typically act as the general partner or managing member for the joint ventures with our Operating Companies, directly or indirectly through subsidiaries,participating as the limited partners or non-managing members.

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

We may co-invest in joint ventures with affiliates of our Manager and Sponsor, including members of the Belpointe SP Group, or third parties in partnerships or other entities that own real estate properties. We may acquire non-controlling interests in joint ventures. Even if we have some control in a joint venture, we would not be in a position to exercise sole decision-making authority regarding the joint venture. Investments in joint ventures may, under certain circumstances, involve risks not present were another party not involved, including the possibility that joint venture partners might become bankrupt, fail to fund their required capital contributions or commit fraud or other bad acts. Joint venture partners may have economic or other business interests or goals that are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the joint venture partner would have full control over the joint venture. Disputes between us and joint venture partners may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business. Consequently, actions by or disputes with joint venture partners might result in subjecting properties owned by the joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our joint venture partners.

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

Risks Related our Assets and Investments

Our success is dependent on general market and economic conditions as well as numerous other factors outside of our control.

Our activities and investments may be adversely affected by changes in market, economic, political or regulatory conditions, such as fluctuations in real estate market prices, rising interest rates, availability of credit, credit defaults, rising inflation rates, supply chain disruptions, labor shortages, economic uncertainty, instability in the banking system, changes in laws (including laws relating to taxation of us or of our investments), and national and international political, environmental and socioeconomic circumstances (including disease outbreaks, wars, cyberattacks, terrorist acts or security operations), such as the escalating conflict between Russia and Ukraine and the severe economic sanctions and export controls imposed by the U.S. and other governments against Russia and Russian interests, as well as by numerous other factors outside of our control. In addition, our financial condition may be adversely affected by an economic downturn, related to market, economic or political instability, or otherwise. A recession, slowdown or sustained downturn in the U.S. or global economy (or any particular segment thereof), inflationary pressures or the weakening of credit markets could adversely affect the value of our investments and our profitability, impede our ability to perform under or refinance our existing obligations, and impair our ability to effectively deploy our capital or effectively exit or realize upon investments on favorable terms. It is not possible for us to predict whether or to what extent these factors may negatively impact economies around the world, including the U.S., and if any of the foregoing market, economic or political issues are not managed appropriately, they could impair our profitability or result in substantial or total losses to us in respect of certain investments, which losses may be exacerbated by our use of leverage.

Recent disruptions in the U.S. and global banking systems may adversely affect our ability to obtain construction financing, which may negatively impact our ability to complete projects on budget and on schedule and, as a result, adversely affect our financial condition and results of operations.

The recent failures of Silicon Valley Bank (SVB) and Signature Bank (SNY), actions by the U.S. Department of the Treasury, the Federal Reserve and the FDIC in taking over SVB and SNY and protecting uninsured depositors, the Biden administration’s call for greater regulation over the U.S. banking system and market participants’ increasingly negative outlook on the operating environment for U.S. and global banks, may make it more difficult for us to obtain, or cause delays in our obtaining construction financing from banks. The full effects of SVB and SNY failures, and the subsequent failure of Credit Suisse, remain to be seen and may not be realized for some time. There can be no assurance that these events will not negatively impact our ability to obtain construction financing, complete our development or redevelopment activities on budget and on schedule or adversely affect our financial condition and results of operations.

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

We may engage in extensive development or redevelopment activities with respect to our real estate investments, including, without limitation, grading and installing roads, sidewalks, gutters, utility improvements (such as storm drains, water, gas, sewer, power and communications), landscaping and shared amenities (such as community buildings, neighborhood parks, trails and open spaces). Such development and redevelopment activities entail risks that could adversely impact our financial condition and results of operations, including:

●	construction costs, which may exceed our original estimates due to increases in materials, labor or other costs, which could make the project less profitable;

●	permitting or construction delays, which may result in increased debt service expense and increased project costs, as well as deferred revenue;

●	supply chain issues or other unavailability of raw materials when needed, which may result in project delays, stoppages or interruptions, which could make the project less profitable;

●	federal, state and local grants to complete certain highways, interchange, bridge projects or other public improvements may not be available, which could increase costs and make the project less profitable;

●	availability and timely receipt of zoning and other regulatory approvals to develop or redevelop our properties for a particular use or with respect to a particular improvement;

●	claims for warranty, product liability and construction defects after a property has been built;

●	claims for injuries that occur in the course of construction activities;

●	poor performance or nonperformance by, or disputes with, any of our contractors, subcontractors or other third parties on whom we will rely;

●	health and safety incidents and site accidents;

●	unforeseen engineering, environmental or geological problems, which may result in delays or increased costs;

●	labor shortages, slowdowns or interruptions;

●	compliance with environmental planning and protection regulations and related legal proceedings;

●	liabilities, expenses or project delays, stoppages or interruptions as a result of challenges by third parties in legal proceedings;

●	delay or inability to acquire property, rights of way or easements that may result in delays or increased costs;

●	acts of war, cyberattacks or terrorism; and

●	weather-related and geological interference, including landslides, earthquakes, floods, drought, wildfires and other events, which may result in delays or increased costs.

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

We enter into joint ventures to acquire properties and other assets and investments. We may also purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements. Such investments may involve risks not otherwise present with other methods of investment, including, for example, the risks:

●	that our co-venturer, co-tenant or partner in an investment could become insolvent or bankrupt;

●	that our co-venturer, co-tenant or partner in an investment could engage in certain bad acts, such as fraud or intentional misrepresentation, intentional waste, willful misconduct, criminal acts, misappropriation of funds, that would increase our expenses or result in other liabilities to us;

●	that such co-venturer, co-tenant or partner may at any time have economic or business interests or goals that are or that become inconsistent with our business interests or goals;

●	that such co-venturer, co-tenant or partner may be delegated certain “day-to-day” property operating procedures;

●	that such co-venturer, co-tenant or partner may be in a position to act contrary to our instructions or requests or contrary to our policies or objectives; or

●	that disputes between us and our co-venturer, co-tenant or partner may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our operations.

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

We pay our Manager a quarterly management fee at an annualized rate of 0.75%. The management fee is based on our NAV, as calculated by our Manager at the end of each quarter. Our NAV will be announced within approximately 60 days of the last day of each quarter. Our NAV will be calculated using a process designed to produce a fair and accurate estimate of the price that would be received for our assets and investments in an arm’s-length transaction between a willing buyer and a willing seller in possession of all material information about our assets and investments. As with any asset valuation protocol, the conclusions reached by our Manager or any third-party firm that we engage to prepare or assist with preparing the NAV of our Class A units will involve significant judgments, assumptions, and opinions in the application of both observable and unobservable attributes that may or may not prove to be correct. It is important to note that the determination of our NAV will not be based on, nor is it intended to comply with, fair value standards under U.S. GAAP, and our NAV may not be indicative of the price that we would receive for our assets at current market conditions. There can be no assurance that the judgments, assumptions, and opinions used by our Manager to calculate our NAV, or the resulting NAV, will be the same as those judgments, assumptions and opinions that would be used, or the NAV that would be calculated, by an independent third-party firm. In addition, our Manager may benefit by us retaining ownership of our assets and investments in order to avoid a reduction in our NAV at times when the holders of our Class A units may be better served by the sale or disposition of our assets or investments. If our NAV is calculated in a way that is not reflective of our actual NAV, then the purchase price of shares of our Class A units may not accurately reflect the value of our assets and investments, and your Class A units may be worth less than the purchase price paid.

Risks Related to Sources of Financing and Hedging

We may incur significant debt, which may subject us to increased risk of loss and may reduce cash available for distributions.

Subject to market conditions and availability, we may incur significant debt through bank credit facilities (including term loans and revolving facilities), repurchase agreements, warehouse facilities and structured financing arrangements, public and private debt issuances, and derivative instruments, in addition to transaction or asset specific funding arrangements. The percentage of leverage we employ will vary depending on our available capital, our ability to obtain and access financing arrangements with lenders, debt restrictions contained in those financing arrangements and the lenders’ and rating agencies’ estimate of the stability of our investment portfolio’s cash flow. Our targeted aggregate property-level leverage, excluding any debt at the corporate level or on assets under development or renovation, after we have acquired a substantial portfolio of stabilized properties, is between 50-70% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our assets. Our targeted aggregate property-level leverage, excluding any debt at the Company level or on assets under development or redevelopment, after we have acquired a substantial portfolio of stabilized commercial real estate, is between 50-70% of the greater of the cost (before deducting depreciation or other non-cash reserves) or fair market value of our assets. During the period when we are acquiring, developing, and redeveloping our investments, we may employ greater leverage on individual assets. Our Manager may from time to time modify our leverage policy in its discretion. Incurring substantial debt could subject us to many risks that, if realized, would materially and adversely affect us, including the risk that:

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

Risks Relating to U.S. Federal Taxation

There will be no assurance that we will continue to meet the requirements for treatment as a partnership. If we fail to maintain our classification as a partnership for U.S. federal income tax purposes and no relief provisions apply, we would be subject to entity level U.S. federal income tax and, as a result, our cash available for distributions and the value of our Class A units could materially decrease.

We have been treated as a partnership for U.S. federal income tax purposes since our tax year ended December 31, 2020. We intend to manage our affairs so that we continue to meet the requirement for classification as a partnership. The anticipated after-tax economic benefit of an investment in our Class A units depends in large part on our continued treatment as a partnership for federal income tax purposes.

Despite the fact that we are organized as a limited liability company under Delaware law, if we fail to meet any of the applicable requirements for classification as a partnership, we would be treated as a corporation pursuant to section 7704 of the Internal Revenue Code of 1986, as amended (the “Code”).

If we were treated as a corporation for federal income tax purposes, holders of our Class A units would lose the tax benefits associated with investing in a partnership. We would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 21%, and would likely pay state and local income tax at varying rates. Our distributions would generally be taxed again as corporate distributions (to the extent of our current and accumulated earnings and profits), and no income, gains, losses, deductions or credits would flow through to holders of our units. Because a tax would be imposed on us as a corporation, our cash available for distributions would be substantially reduced. Therefore, our treatment as a corporation would result in a material reduction in cash flow and after-tax return to holders of our Class A units, likely causing a substantial reduction in the value of our Class A units.

There can be no assurance that we will continue to meet the requirements for classification as a qualified opportunity fund.

We qualified as a “qualified opportunity fund” beginning with our taxable year ended December 31, 2020. We intend to manage our affairs so that we continue to meet the requirements for classification as a “qualified opportunity fund,” pursuant to Section 1400Z-2 of the Code and the related regulations issued by the U.S. Department of the Treasury and U.S. Internal Revenue Service (the “IRS”) on December 19, 2019, together with the correcting amendments issued on April 6, 2020, additional relief issued on January 13, 2021 and further correcting amendments issued on August 5, 2021 (collectively the “Opportunity Zone Regulations”). However, qualified opportunity funds and the Opportunity Zone Regulations are relatively new and as yet untested, and our ability to be treated as a qualified opportunity fund and to operate in conformity with the requirements to continue to be treated as a qualified opportunity fund is subject to uncertainty. If we fail to continue to meet the requirements for classification as a qualified opportunity fund, holders of our Class A units would lose the tax benefits associated with investing in a qualified opportunity fund and the value of our Class A units would likely be adversely affected.

Investors must make appropriate timely investments and elections in order to take advantage of the benefits of investing in a qualified opportunity fund.

In order to receive the benefits of investing in a qualified opportunity fund, taxpayers must make deferral elections on Form 8949, Sales and Other Dispositions of Capital Assets, which will need to be attached to their U.S. federal income tax returns for the taxable year in which gain treated as capital gain (short-term or long-term) that result from the sale or exchange of capital assets would have been recognized had it not been deferred. In addition, Form 8997, Initial and Annual Statement of Qualified Opportunity Fund (QOF) Investments, requires eligible taxpayers holding a qualified opportunity fund investment at any point during the tax year to report: (i) qualified opportunity fund investments holdings at the beginning and end of the tax year; (ii) current tax year capital gains deferred by investing in a qualified opportunity fund; and (iii) qualified opportunity fund investments disposed of during the tax year. Taxpayers may receive a Letter 6502, Reporting Qualified Opportunity Fund (QOF) Investments, or a Letter 6503, Annual Reporting of Qualified Opportunity Fund (QOF) Investments, if they have not properly followed the instructions for Form 8997, Initial and Annual Statement of Qualified Opportunity Fund (QOF) Investments, and the IRS is missing information, the taxpayer entered invalid information, or the requirements to maintain a qualifying investment have not been followed. Taxpayers who receive a Letter 6502, Reporting Qualified Opportunity Fund (QOF) Investments, or a Letter 6503, Annual Reporting of Qualified Opportunity Fund (QOF) Investments, may need to file an amended return or an administrative adjustment request with a properly completed Form 8997, Initial and Annual Statement of Qualified Opportunity Fund (QOF) Investments. The procedures that you will need to follow to defer your capital gains and the requirements related to maintaining a qualifying investment are highly technical and complex, accordingly, we recommend that you consult with your own tax advisor.

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

As a partnership, we will report our operating results, including income, gains, losses, deductions, credits and adjustments to the carrying value of our assets and investments to IRS annually on Form 1065 provide a Schedule K-1 to each holder of our Class A units. Although we currently intend to distribute Schedule K-1s on or around 90 days after the end of our fiscal year, it may require a substantial period of time after the end of our fiscal year to obtain the requisite information from all lower-tier entities to enable us to prepare and deliver Schedule K-1s. For this reason, holders of Class A units should anticipate that they will need to file annually with the IRS (and certain states) a request for an extension past the due date of their income tax return.

In addition, it is possible that a holder of our Class A units will be required to file amended income tax returns or report additional income on later-year tax returns as a result of adjustments to items on income tax returns of the Company or our Operating Companies. Any obligation of a holder of our Class A units to file amended income tax returns for the foregoing or any other reason, including any costs incurred in the preparation or filing of such returns, is the responsibility of each holder of our Class A units.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices are located in a space owned by an affiliate of our Sponsor at 255 Glenville Road, Greenwich, Connecticut 06831. We consider these facilities to be suitable for the management of our business.

For an overview of our investments in multifamily and mixed-use rental properties, refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments in Multifamily and Mixed-Use Rental Properties.”

Item 3. Legal Proceedings.

From time to time we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2022, neither we nor any of our subsidiaries were subject to any material legal proceedings.

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

Holders

As of March 24, 2023, there were 47 holders of record of our Class A units, and one holder of record of each of our Class B units and Class M unit, respectively.

Distribution Policy

We do not expect to pay any distributions until our investments are generating operating cash flow. Once we begin to pay distributions, we expect to pay them quarterly, in arrears, but may pay them less frequently as determined by us following consultation with our Manager. While we have the discretion to modify our distribution policy at any time, we currently anticipate working up to a target annual distribution rate of 6-8%. Any distributions that we do pay will be at the discretion of our Manager, subject to Board oversight, and based on, among other factors, our present and projected future earnings, cash flow, capital needs and general financial condition, as well as any requirements of applicable law. In order to participate in any distribution that we do pay, you must be a holder of record of our Class A units as of the record date for such distribution, and as of the ex-date, if applicable. We have not established a minimum distribution level, and our Operating Agreement does not require that we pay distributions to the holders of our Class A units.

Use of Proceeds from Registered Sales of Securities

On September 30, 2021, the U.S. Securities and Exchange Commission (the “SEC”) declared effective our registration statement on Form S-11, as amended (File No. 333-255424) (the “Registration Statement”), registering up to $750,000,000 of our Class A units on a continuous “best efforts” basis, as part of our ongoing initial public offering (the “Primary Offering”), at an initial price equal to $100.00 per Class A unit. We plan to calculate our net asset value (“NAV”) of our Class A units on a quarterly basis. The per Class A unit purchase price will be adjusted within approximately 60 days of the last day of each quarter (the “Determination Date”). If our NAV increases above or decreases below the price per Class A unit as stated in our prospectus we will adjust the offering price effective as of the first business day following its public announcement. The adjusted offering price will be equal to our adjusted NAV as of the Determination Date (rounded to the nearest dollar) divided by the number of Class A units outstanding on the Determination Date.

From the period of October 7, 2021, the date of the first closing held in connection with our Primary Offering, through December 31, 2021, we issued 2,132,039 Class A units in our Primary Offering, raising net offering proceeds of $212.6 million. For the year ended December 31, 2022, we issued 141,300 Class A units in connection with our Primary Offering, raising net offering proceeds of $13.5 million. Together with the gross proceeds raised in Belpointe REIT, Inc.’s prior offerings, as of December 31, 2022, we have raised aggregate gross offering cash proceeds of $346.3 million. See “—Our Transactions with Belpointe REIT, Inc.”

The following tables summarize certain information about the Primary Offering proceeds and our use of proceeds, including direct or indirect payments to our directors, officers, affiliates or to any person owning 10% or more of any class of our equity securities as of December 31, 2022:

Offering proceeds
Class A units sold	2,273,339
Gross offering proceeds	$227,333,900
Selling commissions	—
Offering costs (1) (2) (3)	1,293,422
Net offering proceeds	$226,040,478

(1)	Includes $0.3 million of reimbursements to an affiliate for costs incurred on our behalf.
(2)	Direct or indirect payments of $1.0 million have been made to others, including payments for legal, accounting, transfer agent, FINRA, and filing fees, as of December 31, 2022.
(3)	Includes all offering costs incurred by the Company in connection with any offer and sale of securities by the Company.

Uses of net offering proceeds
Funding of loans receivable (1)	$34,955
Purchases and development of real estate (2)	$29,559
Working capital (3) (4)	5,865
$70,379

(1)	Includes direct payment of $30.0 million to Norpointe, an affiliate of our Chief Executive Officer. See “Part III—Item 13—Certain Relationships and Related Transactions, and Director Independence—Our Affiliate Transactions—Our Transaction with Norpointe, LLC” for additional details regarding our transactions with Norpointe.
(2)	Includes direct or indirect payments of $5.8 million to directors, officers and affiliates as of December 31, 2022 predominantly for insurance premiums and employee reimbursement expenditures (pursuant primarily to our development management agreements). See “Part III—Item 13—Certain Relationships and Related Transactions, and Director Independence—Our Affiliate Transactions” for additional information regarding fees incurred on our behalf by, and expenses reimbursable to, our Manager and its affiliates.
(3)	Includes direct or indirect payments of $4.6 million to directors, officers and affiliates as of December 31, 2022 for management fees, insurance premiums and employee cost sharing expenses (pursuant to our management agreement and employee and cost sharing agreement). See “Part III—Item 13—Certain Relationships and Related Transactions, and Director Independence—Our Affiliate Transactions” for additional information regarding fees incurred on our behalf by, and expenses reimbursable to, our Manager and its affiliates.
(4)	Includes direct or indirect payments of $1.3 million to others, including payments for legal, accounting, marketing, transfer agent and filing fees, as of December 31, 2022.

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

As of December 31, 2022, we have not sold any other equity securities that were not registered under the Securities Act.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K (this “Form 10-K”). This discussion contains forward-looking statements that are subject to risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. The factors listed under “Risk Factors” and “Forward-Looking Statements” in this Form 10-K provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in any forward-looking statements.

Overview

We are the only publicly traded qualified opportunity fund listed on a national securities exchange. We are a Delaware limited liability company formed to invest in and manage a portfolio consisting primarily of commercial real estate properties, real estate-related assets, including commercial real estate loans and mortgages, and debt and equity securities issued by other real estate-related companies, and private equity acquisitions and investments, and opportunistic acquisitions of other qualified opportunity funds and qualified opportunity zone businesses. We currently intend to operate in a manner that will allow us to qualify as a partnership for U.S. federal income tax purposes.

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

All of our assets are and will continue to be held by, and all of our operations are and will continue to be conducted through, one or more of our Operating Companies, either directly or indirectly through subsidiaries. We are externally managed by Belpointe PREP Manager, LLC (our “Manager”), which is an affiliate of our sponsor, Belpointe, LLC (our “Sponsor”).

On September 30, 2021, the U.S. Securities and Exchange Commission (the “SEC”) declared effective our registration statement on Form S-11, as amended (File No. 333-255424) (the “Registration Statement”), registering up to $750,000,000 of our Class A units on a continuous “best efforts” basis, as part of our ongoing initial public offering (the “Primary Offering”), at an initial price equal to $100.00 per Class A unit.

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

Prior to and in connection with the Offer and Merger (collectively, the “Transaction”), we entered into a series of loan transactions with Belpointe REIT, whereby Belpointe REIT advanced us an aggregate of $74.0 million evidenced by a series of secured promissory notes (the “Secured Notes”) bearing interest at an annual rate of 0.14%, due and payable on December 31, 2021, and secured by all of our assets. Upon consummation of the Merger, BREIT Merger acquired the Secured Notes as successor in interest to Belpointe REIT and, effective October 12, 2021, we entered into a Release and Cancellation of Indebtedness agreement with BREIT Merger pursuant to the terms of which BREIT Merger cancelled the Secured Notes and discharged us from all obligations to repay the principal and any accrued interest on the Secured Notes.

Our Business Outlook

While market conditions for multifamily and mixed-use rental properties have remained strong over the past several quarters, future economic conditions and the demand for multifamily and mixed-use rental properties are, and the real estate industry in general is, subject to uncertainty as a result of a number of factors, including, among others, the rate of unemployment, increasing interest rates, higher rates of inflation, instability in the banking system, the availability of credit, financial market volatility, general economic uncertainty, increasing energy costs, supply chain disruptions and labor shortages. The potential effect of these and other factors and the projected impact of these and other events on our business, results of operations and financial performance, presents material uncertainty and risk with respect to our future performance and financial results, including the potential to negatively impact our costs of operations, our financing arrangements, the value of our investments, and the laws, regulations and governmental and regulatory policies applicable to us. As a result, our past performance may not be indicative of future results.

Given the evolving nature of certain of these factors, the extent to which they may impact our future performance and financial results will depend on future developments which remain highly uncertain and, as a result, at this time we are unable to estimate the impact that these factors may have on our future financial results. Our Manager continuously reviews our investment and financing strategies for optimization and to reduce our risk in the face of the fluidity of these and other factors.

Results of Operations

	Year Ended December 31,
(amounts in thousands)	2022	2021	$ Change	% Change
Revenue
Rental revenue	$1,391	$997	$394	40%
Other income	—	—	—	100%
Total revenue	1,391	997	394	40%

Expenses
Property expenses	3,809	1,140	2,669	234%
General and administrative	5,798	2,924	2,874	98%
Depreciation and amortization expense	1,291	588	703	120%
Total expenses	10,898	4,652	6,246	134%

Other income (loss)
Gain on redemption of equity investment	—	251	(251)	(100)%
Interest income	1,850	369	1,481	401%
Other income (expense)	(469)	(7)	(462)	6600%
Total other income (loss)	1,381	613	768	125%
Loss before income taxes	(8,126)	(3,042)	(5,084)	167%
Provision for income taxes	(112)	—	(112)	100%
Net loss	(8,238)	(3,042)	(5,196)	171%
Net loss (income) attributable to noncontrolling interests	555	(93)	648	(697)%
Net loss attributable to Belpointe PREP, LLC	$(7,683)	$(3,135)	$(4,548)	145%

Revenue

Rental Revenue

For the year ended December 31, 2022 as compared to the same period in 2021, rental revenue increased by $0.4 million. This increase is primarily due to an increase in lease revenues as a result of our 2022 property acquisitions in addition to a full year of activity related to our 2021 property acquisitions, partially offset by a decrease in rental revenue as a result of the sole tenant vacating 1900 Fruitville.

Expenses

Property Expenses

For the year ended December 31, 2022, property expenses consisted of management fees, property operational expenses, real estate taxes, and utilities and insurance expenses incurred in relation to our 2022 and 2021 property acquisitions. For the year ended December 31, 2021, property expenses consisted of property expenses, real estate taxes, and utilities and insurance expenses incurred in relation to our 2021 property acquisitions.

For the year ended December 31, 2022, as compared to the same period in 2021, property expenses increased by $2.7 million. This increase is primarily due to management fees incurred following the Registration Statement covering our Primary Offering having been declared effective, and our acquisition of additional properties during 2022 and 2021. See “Business—Overview of Our Business and Operations” for additional details regarding our Primary Offering.

General and Administrative

For the year ended December 31, 2022 as compared to the same period in 2021, general and administrative expenses increased by $2.9 million. General and administrative expenses for the year ended December 31, 2022 primarily consisted of employee cost sharing expenses (pursuant to our management agreement and employee and cost sharing agreement), marketing expenses, legal, audit, tax and accounting fees. We became liable for general and administrative expenses in October 2021, in connection with the first closing in our Primary Offering, and as such general and administrative expenses for the year ended December 31, 2021 primarily consisted of employee cost sharing expenses (pursuant to our management agreement and employee and cost sharing agreement). See “Certain Relationships and Related Transactions, and Director Independence—Our Management Agreement” for additional details regarding our management agreement and “Certain Relationships and Related Transactions, and Director Independence—Our Employee and Cost Sharing Agreement” for additional details regarding our employee and cost sharing agreement .

Depreciation and Amortization

For the year ended December 31, 2022 as compared to the same period in 2021, depreciation and amortization increased by $0.7 million. This increase is primarily due to our acquisition of operating properties during 2022 and 2021.

Other Income (Loss)

Gain on Redemption of Equity Investment

On September 30, 2021, we lent approximately $3.5 million to CMC (the “CMC Loan”), pursuant to the terms of a non-recourse promissory note secured by a Mortgage Deed and Security Agreement on a property owned by CMC located in Mansfield, Connecticut. CMC used the proceeds from the CMC Loan to enter into a Redemption Agreement with BPOZ 497 Middle Holding, LLC (“BPOZ 497”), an indirect majority-owned subsidiary of Belpointe REIT, to redeem BPOZ 497’s preferred equity investment in CMC in furtherance of our Transaction with Belpointe REIT. See “—Our Transactions with Belpointe REIT, Inc.” for additional details regarding the Transaction. On June 28, 2022, CMC repaid the CMC Loan in full.

In connection with CMC’s redemption of BPOZ 497’s preferred equity investment, we recognized a gain on redemption of equity investment of $0.3 million for the year ended December 31, 2021. There was no comparable activity for the year ended December 31, 2022.

Interest Income

On January 3, 2022, we lent $30.0 million (the “Norpointe Loan”) to Norpointe, LLC (“Norpointe”), an affiliate of our Chief Executive Officer, pursuant to the terms of a promissory note secured by a first mortgage lien on certain real property located at 41 Wolfpit Avenue, Norwalk, Connecticut 06851 (the “Norpointe Property”). On June 28, 2023, for purposes of complying with the qualified opportunity fund requirements under the Code and related Treasury Regulations, we restructured the Norpointe Loan (the “Restructured Norpointe Loan”). The Restructured Norpointe Loan was evidenced by a promissory note and was secured by a first mortgage lien on the Norpointe Property. On December 13, 2022, the Restructured Norpointe Loan was repaid in full. See “Certain Relationships and Related Transactions, and Director Independence—Our Affiliate Transactions—Our Transaction with Norpointe, LLC” for additional details regarding our transactions with Norpointe.

On February 23, 2022, we lent approximately $5.0 million to Visco Propco, LLC (the “Visco Loan”), pursuant to the terms of a promissory note secured by a first lien deed of trust on certain real property located at 801 Visco Drive, Nashville, Tennessee 37210. On December 2, 2022, the Visco Loan was repaid in full.

For the year ended December 31, 2022, interest income was $1.9 million and is primarily related to interest of $0.7 million earned on the Norpointe Loan, $0.7 million earned on the Restructured Norpointe Loan, $0.2 million earned on the CMC Loan, and $0.2 million earned on the Visco Loan.

Effective September 14, 2021, Belpointe REIT lent $24.8 million to Belpointe Investment Holding, LLC (“BI Holding”), an affiliate of our Sponsor, pursuant to the terms of a secured promissory note (the “BI Secured Note”). Interest accrued on the BI Secured Note at an annual rate of 5.0% and was repaid on November 30, 2021, in connection with our acquisition of 1991 Main.

For the year ended December 31, 2021, interest income was $0.4 million and is primarily related to interest of $0.3 million earned on the BI Secured Note, and $0.1 million earned on the CMC Loan.

Further information regarding our commercial real estate loan transactions is provided in “Note 8 – Loans Receivable” in the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.

Other Income (Expense)

On June 28, 2022, through an indirect majority-owned subsidiary of our Operating Company, we acquired a 70.2% controlling interest in CMC (the “CMC Interest”), for an initial capital contribution of $3.8 million. As part of the transaction two unaffiliated joint venture partners (the “CMC JV Partners”) were deemed to have made a combined initial capital contribution of $3.1 million. Following our acquisition of the CMC Interest, we discovered that one of the CMC JV Partners had misappropriated cash from the other CMC JV Partner’s cash account. As a result, the CMC JV Partner agreed to forfeit its interest in CMC as of March 24, 2023. Other income (expense) for the year ended December 31, 2022, primarily relates to a loss of $0.4 million recorded in connection with the misappropriated cash. For the year ended December 31, 2021, Other income (expense) relates to primarily relates to sales tax in connection with the 1991 Main parking garage easement agreement and interest expense on the 900 Eighth Promissory Note.

Provision for Income Taxes

For the year ended December 31, 2022, provision for income taxes relates to taxes incurred (including penalties and interest) in connection with our acquisition of Belpointe REIT. As a result of the Conversion of Belpointe REIT into BREIT, Belpointe REIT was deemed to have been liquidated and its tax year ended on October 1, 2021. Belpointe REIT’s deemed liquidation resulted in a taxable gain for the year ended October 1, 2021. In connection with the Conversion, we filed an extension for the time to file Belpointe REIT’s 2021 tax returns, however, we did not make an estimated payment at that time as we had not yet calculated Belpointe REIT’s 2021 tax liability. As of the date of this Form 10-K, we have paid the outstanding income tax liability, including interest, and intend to seek an administrative waiver from the IRS with respect to the outstanding penalties.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest represents the share of earnings generated in entities we consolidate in which we do not own 100% of the equity. For the year ended December 31, 2022 as compared to the same period in 2021, net losses attributable to noncontrolling interest increased by $0.6 million. This increase primarily relates to losses allocated to noncontrolling interest holders on our CMC and 900 8th Avenue South investments based upon an allocation of each investment’s net assets at book value as if the investments were hypothetically liquidated at the end of each reporting period.

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

Where our Manager and its affiliates, including our Sponsor, have funded, and in the future if they continue to fund, our liquidity and capital resource needs by advancing us offering and operating fees and expenses, we reimburse our Manager and its affiliates, including our Sponsor, pursuant to the terms of our Management Agreement and Employee and Cost Sharing Agreement. Fees payable and expenses reimbursable to our Manager and its affiliates, including our Sponsor, may be paid, at the election of the recipient, in cash, by issuance of our Class A Units at the then-current NAV, or through some combination of the foregoing. There were no organization or Primary Offering costs incurred by our Manager and its affiliates during the year ended December 31, 2022. During the year ended December 31, 2021, our Manager and its affiliates, including our Sponsor, incurred organization and Primary Offering expenses of $0.6 million. During the years ended December 31, 2022 and 2021, our Manager and its affiliates, including our Sponsor, incurred operating expenses of $2.9 million and $1.3 million, respectively, on our behalf.

During the year ended December 31, 2022, our indirect wholly owned subsidiary entered into a construction management agreement for the development of 1991 Main. For additional details regarding our acquisition of 1991 Main, see “—Our Investments—Investments in Multifamily and Mixed-Use Rental Properties—1991 Main Street - Sarasota Florida.” The construction management agreement contains terms and conditions that are customary for a project of this type and will be subject to guaranteed maximum price. As of December 31, 2022, we had an unfunded capital commitment of $144.3 million under the terms of this agreement. We currently anticipate that the remaining funding for construction and soft costs associated with the development of 1991 Main will be a minimum of $218.9 million (inclusive of the aforementioned unfunded capital commitment).

We expect to obtain the liquidity and capital resources that we need over the short and long-term from the proceeds of our Primary Offering and any future offerings that we may conduct, from the advancement of reimbursable fees and expenses by our Manager and its affiliates, including our Sponsor, from secured or unsecured financings from banks and other lenders and from any undistributed funds from operations. For additional details regarding our Primary Offering, see “Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Use of Proceeds from Registered Sales of Securities”

We currently anticipate that our available capital resources, including the proceeds from our Primary Offering and the proceeds from any construction or other loans that we may incur, when combined with cash flow generated from our operations, will be sufficient to meet our anticipated working capital and capital expenditure requirements over the next 12 months and beyond.

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

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash (amounts in thousands):

	For the Year Ended
	2022	2021
Cash flows used in operating activities	$(6,651)	$(2,268)
Cash flows used in investing activities	(63,530)	(43,365)
Cash flows provided by financing activities	22,802	231,401
Net (decrease) increase in cash and cash equivalents and restricted cash	$(47,379)	$185,768

As of December 31, 2022 and 2021, cash and cash equivalents and restricted cash totaled approximately $145.0 million and $192.3 million, respectively.

Cash flows used in operating activities for the year ended December 31, 2022 primarily relates to the payment of management fees and employee cost sharing expenses as well as payments for marketing, legal, tax and accounting fees. These outflows were partially offset by interest received on our Norpointe Loan, Restructured Norpointe Loan and CMC Loan during the period. Cash flows used in operating activities for the year ended December 31, 2021 primarily relates to operating properties acquired.

Cash flows used in investing activities for the year ended December 31, 2022 relate primarily to funding of loans receivable in addition to funding costs for our development properties and investments in real estate. These outflows were partially offset by inflows from the repayment of the CMC and Restructured Norpointe Loans during the period as well as cash acquired as part of the acquisition of CMC (Note 8). Cash flows used in investing activities for the year ended December 31, 2021 primarily relates to properties acquired and property deposits paid, costs paid for our development properties and funding of a loan receivable, all of which were offset by CMC’s redemption of BPOZ 497’s preferred equity interest, the cash acquired in connection with the acquisition of the 1991 Main Interest and the Offer. For additional details regarding the Offer, see Item 1. “Business—Our Transactions with Belpointe REIT, Inc.”

Cash flows provided by financing activities for the year ended December 31, 2022 primarily relate to net proceeds received from the Primary Offering partially offset by the repayment of the Acquisition Loan. Cash flows provided by financing activities for the year ended December 31, 2021 primarily relate to net proceeds received from the Primary Offering and Secured Notes funded by Belpointe REIT.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Members of Belpointe PREP, LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Belpointe PREP, LLC (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in members’ capital (deficit) and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes to the consolidated financial statements (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, New York

March 31, 2023

Belpointe PREP, LLC

Consolidated Balance Sheets

(in thousands, except unit and per unit data)

	December 31, 2022	December 31, 2021
Assets
Real estate
Land	$38,741	$22,116
Building and improvements	17,843	16,256
Intangible assets	9,495	9,672
Real estate under construction	133,898	76,882
Total real estate	199,977	124,926
Accumulated depreciation and amortization	(1,719)	(629)
Real estate, net	198,258	124,297
Cash and cash equivalents	143,467	192,131
Loans receivable from third parties	—	3,462
Subscriptions receivable	—	20,295
Other assets	12,270	1,241
Total assets	$353,995	$341,426

Liabilities
Debt, net	$—	$10,790
Due to affiliates	5,803	1,544
Lease liabilities	7,126	2,000
Accounts payable	1,686	1,352
Accrued expenses and other liabilities	6,728	1,865
Total liabilities	21,343	17,551

Commitments and contingencies

Members’ Capital
Class A units, unlimited units authorized, 3,523,449 and 3,382,149 units issued and outstanding at December 31, 2022 and 2021, respectively	329,482	323,683
Class B units, 100,000 units authorized, 100,000 units issued and outstanding at December 31, 2022 and 2021, respectively	—	—
Class M unit, one unit authorized, one unit issued and outstanding at December 31, 2022 and 2021, respectively	—	—
Total members’ capital excluding noncontrolling interest	329,482	323,683
Noncontrolling interest	3,170	192
Total members’ capital	332,652	323,875
Total liabilities and members’ capital	$353,995	$341,426

See accompanying notes to consolidated financial statements.

Belpointe PREP, LLC

Consolidated Statements of Operations

(in thousands, except unit and per unit data)

	Year Ended December 31,
	2022	2021
Revenue
Rental revenue	$1,391	$997
Total revenue	1,391	997

Expenses
Property expenses	3,809	1,140
General and administrative	5,798	2,924
Depreciation and amortization expense	1,291	588
Total expenses	10,898	4,652

Other income (loss)
Gain on redemption of equity investment	—	251
Interest income	1,850	369
Other income (expense)	(469)	(7)
Total other income (loss)	1,381	613
Loss before income taxes	(8,126)	(3,042)
Provision for income taxes	(112)	—
Net loss	(8,238)	(3,042)
Net loss (income) attributable to noncontrolling interests	555	(93)
Net loss attributable to Belpointe PREP, LLC	$(7,683)	$(3,135)

Loss per Class A unit (basic and diluted)
Net loss per unit	$(2.25)	$(7.64)
Weighted-average units outstanding	3,416,527	410,194

See accompanying notes to consolidated financial statements.

Belpointe PREP, LLC

Consolidated Statements of Changes in Members’ (Deficit) Capital

(in thousands, except unit and per unit data)

	Class A units		Class B units		Class M unit		Total Members’ (Deficit) Capital Excluding	Noncontrolling	Total Members’ (Deficit)
	Units	Amount	Units	Amount	Units	Amount	Noncontrolling	Interests	Capital
Balance at December 31, 2020	100	$(102)	—	$—	—	$—	$(102)	$—	$(102)
Issuance of units	2,132,039	213,204	100,000	—	1	—	213,204	—	213,204
Contribution from noncontrolling interest	—	—	—	—	—	—	—	200	200
Exchange of Belpointe REIT, Inc. shares to Belpointe PREP, LLC Class A Units (Note 2)	1,250,010	114,361	—	—	—	—	114,361	(101)	114,260
Offering costs	—	(645)	—	—	—	—	(645)	—	(645)
Net loss	—	(3,135)	—	—	—	—	(3,135)	93	(3,042)
Balance at December 31, 2021	3,382,149	323,683	100,000	—	1	—	323,683	192	323,875
Issuance of units	141,300	14,130	—	—	—	—	14,130	—	14,130
Contribution from noncontrolling interest	—	—	—	—	—	—	—	433	433
Acquisition of ownership in CMC Storrs SPV, LLC (Note 6)	—	—	—	—	—	—	—	3,100	3,100
Offering costs	—	(648)	—	—	—	—	(648)	—	(648)
Net loss	—	(7,683)	—	—	—	—	(7,683)	(555)	(8,238)
Balance at December 31, 2022	3,523,449	$329,482	100,000	$—	1	$—	$329,482	$3,170	$332,652

See accompanying notes to consolidated financial statements.

Belpointe PREP, LLC

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(8,238)	$(3,042)
Adjustments to net loss
Depreciation and amortization	1,291	588
Amortization of rent-related intangibles and deferred rental revenue	(231)	(109)
Gain on redemption of equity investment	—	(251)
Increase in due to affiliates	39	860
Decrease (increase) in other assets	676	(452)
Decrease in accounts payable	(186)	(86)
Increase in accrued expenses and other liabilities	(2)	224
Net cash used in operating activities	(6,651)	(2,268)

Cash flows from investing activities
Development of real estate	(39,596)	(7,919)
Repayment of loans receivable	38,413	—
Funding of loans receivable	(34,955)	(3,462)
Acquisitions of real estate	(27,254)	(52,076)
Cash acquired from CMC (Note 6)	87	—
Other investing activity	(225)	(43)
Cash acquired from Belpointe REIT, Inc. (Note 2)	—	14,251
Proceeds from redemption of preferred equity interest (Note 2)	—	3,462
Cash acquired from BPOZ 1991 Main, LLC (Note 6)	—	2,422
Net cash used in investing activities	(63,530)	(43,365)

Cash flows from financing activities
Proceeds from subscriptions receivable	20,295	—
Proceeds from units issued	14,130	192,909
Repayment of debt	(10,800)	—
Payment of offering costs	(731)	(544)
Contributions from noncontrolling interests	268	—
Other financing activities, net	(360)	36
Short-term loan from affiliate	—	39,000
Net cash provided by financing activities	22,802	231,401

Net (decrease) increase in cash and cash equivalents and restricted cash	(47,379)	185,768

Cash and cash equivalents and restricted cash, beginning of year	192,346	6,578
Cash and cash equivalents and restricted cash, end of year	$144,967	$192,346

Cash paid during the year for interest, net of amount capitalized	$—	$—

See accompanying notes to consolidated financial statements.

BELPOINTE PREP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization, Business Purpose and Capitalization

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

Capitalization

We were capitalized with a $10,000 investment by our Sponsor. We are offering our Class A units in our ongoing initial public offering (our “Primary Offering”) directly to investors. Our Primary Offering is a “best efforts” offering and we undertake closings on a rolling basis.

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

Note 2 – Exchange Offer, Conversion and Merger

During the year ended December 31, 2021, pursuant to the terms of an Agreement and Plan of Merger (the “Merger Agreement”), we conducted an offer to exchange (the “Offer”) each outstanding share of common stock (the “Common Stock”), of Belpointe REIT, Inc. (“Belpointe REIT”) validly tendered in the Offer for 1.05 of our Class A units, with any fractional Class A units rounded up to the nearest whole unit (the “Transaction Consideration”). The Offer was completed on September 14, 2021 (the “Exchange Date”).

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

Prior to and in connection with the Offer and Merger (collectively, the “Transaction”), we entered into a series of loan transactions with Belpointe REIT, whereby Belpointe REIT advanced us an aggregate of $74.0 million evidenced by a series of secured promissory notes (the “Secured Notes”) bearing interest at a rate of 0.14%, due and payable on December 31, 2021, and secured by all of our assets. Upon consummation of the Merger, BREIT Merger acquired the Secured Notes as successor in interest to Belpointe REIT and, effective October 12, 2021, we entered into a Release and Cancellation of Indebtedness agreement with BREIT Merger pursuant to the terms of which BREIT Merger cancelled the Secured Notes and discharged us from all obligations to repay the principal and any accrued interest on the Secured Notes. See “Note 5 – Related Party Arrangements” for additional details regarding the Secured Notes.

The following table summarizes the carrying value of Belpointe REIT’s net assets on the Exchange Date (amounts in thousands).

Belpointe REIT
Assets
Real estate under construction (1)	$4
Cash and cash equivalents	14,251
Loan receivable to affiliate (1) (2)	24,773
Investment in real estate (3)	3,207
Other assets (1)	7
Total assets	42,242
Liabilities
Due to affiliates (1)	256
Accounts payable (1)	17
Accrued expenses and other liabilities (1)	5
Total liabilities	278
Total net assets (4)	$41,964

(1)	Represents non-cash investing activity during the year ended December 31, 2021.
(2)	The Secured Notes, as further discussed in “Note 5 – Related Party Arrangements,” and respective accrued interest were eliminated upon the Exchange Date.
(3)	Proceeds from the redemption of Belpointe REIT’s preferred equity interests, as further discussed in “Note 8 – Loans Receivable,” were received on October 1, 2021.
(4)	Represents our noncontrolling interest in Belpointe REIT as of the Exchange Date relating to the shares of Belpointe REIT Common Stock that were not tendered. Upon consummation of the Merger, on October 12, 2021, the noncontrolling interest carrying value was reclassed to the Class A unitholders members’ equity.

We obtained a controlling financial interest in Belpointe REIT on the Exchange Date and consolidated Belpointe REIT and its subsidiaries as of December 31, 2021. We accounted for the Transaction as an asset reorganization of entities under common control due to the fact that all of the voting ownership interests of Belpointe REIT were exchanged for voting ownership interests in the Company through the issuance of Class A units. Accordingly, the Transaction was accounted for at carrying value prospectively on the Exchange Date.

The following table summarizes the components of the Common Stock exchanged as of December 31, 2021:

Belpointe REIT Common Stock exchanged (1)	1,190.123
Exchange ratio	1.05
Belpointe PREP Class A units issued	1,249,629
Additional Belpointe PREP Class A units issued in lieu of fractional Class A units (2)	381
Total Belpointe PREP Class A units exchanged	1,250,010
Belpointe PREP Class A unit price (3)	$100.00
Total Class A units issued in connection with the Transaction (4)	$125,001,000

(1)	Represents Belpointe REIT’s outstanding Common Stock exchanged in connection with the Transaction.
(2)	All fractional Class A units issued in the Transaction were rounded up to the nearest whole unit.
(3)	Belpointe PREP Class A unit Primary Offering price.
(4)	Represents non-cash financing activity during the year ended December 31, 2021.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting and conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and Article 8 of Regulation S-X of the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

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

The following table presents the financial data of the consolidated VIEs included in the consolidated balance sheets as of December 31, 2022 and 2021, respectively (amounts in thousands):

	December 31, 2022	December 31, 2021
Assets
Real estate
Land	$24,967	$5,127
Building and improvements	11,297	10,226
Intangible assets	6,725	6,731
Real estate under construction	133,773	76,332
Total Real estate	176,762	98,416
Accumulated depreciation and amortization	(672)	(35)
Real estate, net	176,090	98,381
Cash and cash equivalents	124,159	188,608
Other assets	11,773	503
Total assets	$312,022	$287,492

Liabilities
Debt, net	$—	$10,790
Due to affiliates	4,399	305
Lease liabilities	5,350	—
Accounts payable	1,679	1,118
Accrued expenses and other liabilities	6,064	822
Total liabilities	$17,492	$13,035

An interest in a VIE requires reconsideration when an event occurs that was not originally contemplated. At each reporting period we will reassess whether there are any events that require us to reconsider our determination of whether an entity is a VIE and whether it should be consolidated.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the Jump Start Our Business Startups Act of 2012 (“JOBS Act”). Under Section 107 of the JOBS Act, emerging growth companies are permitted to use an extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards that have different effective dates for public and private companies. We have elected to use the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an emerging growth company, or (ii) affirmatively and irrevocably opt out of the extended transition period provided in Section 7(a)(2)(B). By electing to extend the transition period for complying with new or revised accounting standards, our consolidated financial statements may not be comparable to the consolidated financial statements of companies that comply with public company effective dates.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and the accompanying notes to the financial statements. Actual results could materially differ from those estimates.

Segment Reporting

We operate in a single reportable segment which includes the development, redevelopment and managing of commercial real estate properties located within qualified opportunity zones. Therefore, we aggregate all of our real estate assets into one reportable segment.

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

When we acquire leveraged properties, the fair value of the related debt instruments is determined using a discounted cash flow model with rates that take into account the credit of the tenants, where applicable, and interest rate risk. Such resulting premium or discount is amortized over the remaining term of the obligation and is included in Other income (expense) in our consolidated statements of operations. We also consider the value of the underlying collateral taking into account the quality of the collateral, the credit quality of the tenant, the time until maturity and the current interest rate.

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

Project costs directly related to the construction and development of real estate projects (including but not limited to interest and related loan fees, property taxes, insurance and legal costs) are capitalized as a cost of the project. Indirect project costs that relate to projects are capitalized and allocated to the projects to which they relate. Pertaining to assets under development, capitalization begins when both direct and indirect project costs have been made and it is probable that development of the future asset is probable. If we suspend substantially all activities related to the project, we will cease cost capitalization of indirect costs until activities are resumed. We will not suspend cost capitalization for brief interruptions, interruptions that are externally imposed, or delays that are inherent in the development process unless there are other circumstances involved that warrant a judgmental decision to cease capitalization. In addition, capitalization of project costs will cease when the project is considered substantially completed and occupied, or ready for its intended use (but no later than one year from cessation of major construction activity). Upon substantial completion, depreciation of these assets will commence. If discrete portions of a project are substantially completed and occupied and other portions have not yet reached that stage, the substantially completed portions are accounted for separately. We allocate costs incurred between the portions under construction and the portions substantially completed and only capitalize those costs associated with the portions under construction.

Impairment of Long-Lived Assets

We evaluate our tangible and identifiable intangible real estate assets for impairment when events such as delays or changes in development, declines in a property’s operating performance, deteriorating market conditions, or environmental or legal concerns bring recoverability of the carrying value of one or more assets into question. When qualitative factors indicate the possibility of impairment, the total undiscounted cash flows of the property, including proceeds from disposition, are compared to the net book value of the property. If the carrying value of the asset exceeds the undiscounted cash flows of the asset, an impairment loss is recorded in earnings equal to the shortage of the book value to fair value, calculated as the discounted net cash flows of the property.

Abandoned Pursuit Costs

Pre-development and due diligence costs incurred in pursuit of new development and acquisition opportunities, which we deem to be probable, will be capitalized in Other assets in our consolidated balance sheets. If the development or acquisition opportunity is not probable or the status of the project changes such that it is deemed no longer probable, the costs incurred will be expensed.

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

Initial Direct Costs

Initial direct costs are incremental costs of a lease that would not have been incurred had the lease not been executed. Such costs include lease incentives and leasing commissions. Costs incurred to obtain tenant leases are amortized using the straight-line method over the term of the related lease agreement. If the lease is terminated early, the remaining unamortized deferred leasing cost is written off. Initial direct costs are capitalized in Other assets in our consolidated balance sheets.

Deferred Financing Costs

Deferred financing costs include fees and other expenditures necessary to obtain debt financing and are amortized on a straight-line basis, which approximates the effective interest method, over the term of the loan. In situations where financing is in place, deferred financing costs are generally presented as a direct deduction from the related debt liability and any unamortized financing costs are generally charged to earnings when debt is retired before the maturity date. Deposits for pending financings are presented within Other assets in our consolidated balance sheets.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash held in major financial institutions, cash on hand and liquid investments with original maturities of three months or less. Cash balances may at times exceed federally insurable limits per institution, however, we deposit our cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure.

Restricted Cash

Restricted cash consists of amounts required to be reserved pursuant to contractual obligations and lender agreements for debt service. The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within our consolidated balance sheets to our consolidated statements of cash flows (amounts in thousands):

	December 31, 2022	December 31, 2021
Cash and cash equivalents	$143,467	$192,131
Restricted cash (1)	1,500	215
Total cash and cash equivalents and restricted cash	$144,967	$192,346

(1)	Restricted cash is included within Other assets in our consolidated balance sheets.

Subscriptions Receivable

Subscriptions receivable consists of units that have been issued with subscriptions that have not yet settled. As of December 31, 2022 and 2021, there was approximately zero and $20.3 million, respectively, in subscriptions that had not yet settled. All of these funds were settled prior to the filing of this report. Subscriptions receivable are carried at cost which approximates fair value.

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

Non-controlling Interest

A non-controlling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and separate from the parent company’s equity. In addition, consolidated net loss is required to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and the amount of consolidated net loss attributable to the parent and the noncontrolling interests are required to be disclosed on the face of the consolidated statements of operations.

Organization, Primary Offering and Other Operating Costs

Organization costs are expensed as incurred. Offering expenses include, without limitation, legal, accounting, printing, mailing and filing fees and expenses, fees and expenses of our escrow agent and transfer agent. Offering costs, when incurred, will be charged to members’ equity against the gross proceeds of an offering. Our Primary Offering costs for the years ended December 31, 2022 and 2021 were $0.6 million and $0.6 million, respectively, of which less than $0.1 million and $0.1 million, respectively, was unpaid and represents a non-cash financing activity. We became liable to reimburse our Manager and its affiliates, including our Sponsor, when the first closing was held in connection with our Primary Offering, which occurred in October 2021.

Pursuant to a management agreement by and among the Company, our Operating Companies and our Manager (the “Management Agreement”), we reimburse our Manager, Sponsor, and their respective affiliates, for actual expenses incurred on our behalf in connection with the selection, acquisition or origination of an investment, whether or not we ultimately acquire or originate the investment. We also reimburse our Manager, Sponsor, and their respective affiliates, for out-of-pocket expenses paid to third parties in connection with providing services to us. Pursuant to the employee and cost sharing agreement by and among the Company, our Operating Companies, our Manager and our Sponsor (the “Employee and Cost Sharing Agreement”), we reimburse our Sponsor and our Manager for expenses incurred for our allocable share of the salaries, benefits and overhead of personnel providing services to us. The expenses are payable, at the election of the recipient, in cash, by issuance of our Class A units at the then-current NAV, or through some combination of the foregoing.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Below-market rent liabilities, net were previously presented separately, but are now included within Lease liabilities in the consolidated balance sheets.

Risks and Uncertainties

Demand for multifamily and mixed-use rental properties is subject to uncertainty as a result of a number of factors, including, among others, increasing interest rates, the availability of credit, higher rates of inflation, the rate of unemployment, ongoing supply chain disruptions, and the continuing impact of COVID-19. The potential effect of these and other factors presents material uncertainty and risk with respect to our future performance and financial results, including the potential to negatively impact our costs of operations, our financing arrangements, the value of our investments, and the laws, regulations, and government and regulatory policies applicable to us. We are closely monitoring the potential impact of these and other factors on all aspects of our investments and operations.

Other Assets and Liabilities

Other assets in our consolidated balance sheets include our transaction costs pertaining to our deal pursuits, restricted cash, interest on loan receivables, property deposits, capitalized leasing commissions, corporate fixed assets, utility deposits, prepaid expenses, and accounts receivable. We include accrued expenses, straight-line lease liabilities, prepaid rent, leasing commission payables and security deposits payable in Accrued expenses and other liabilities in our consolidated balance sheets.

Income Taxes

We intend to operate in a manner that will allow us to qualify as a partnership for U.S. federal income tax purposes. Generally, an entity that is treated as a partnership for U.S. federal income tax purposes is not a taxable entity and incurs no U.S. federal income tax liability. Accordingly, no provision for U.S. federal income taxes has been made in our consolidated financial statements. If we fail to qualify as a partnership for U.S. federal income tax purposes in any taxable year, and if we are not entitled to relief under the Code for an inadvertent termination of our partnership status, we will be subject to federal and state income tax on our taxable income at regular corporate income tax rates.

Loss Per Unit

Loss per unit represents both basic and dilutive per-unit amounts for the period presented in our consolidated financial statements. Basic and diluted loss per unit is calculated by dividing Net loss attributable to the Company by the weighted-average number of Class A units outstanding during the year.

Recent Accounting Pronouncements

ASC 842 - Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), codified as Accounting Standards Codification (“ASC”) Topic 842, and subsequently amended by ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, ASU 2018-10, Codification Improvements to Topic 842, Leases, ASU 2018-11, Leases (Topic 842): Targeted Improvements, ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessor, ASU 2019-01, Leases (Topic 842): Codification Improvements, ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, ASU 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842) Effective Dates for Certain Entities, and ASU No. 2021-05, Leases (Topic 842): Lessors – Certain Leases with Variable Lease Payments (collectively “ASC 842”), which superseded ASC Topic 840, Leases. ASC 842 amended the accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASC 842 requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. As an emerging growth company, we are permitted, and have elected, to use an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. For private companies, ASC 842 is effective for annual reporting periods beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022.

We adopted ASC 842 for our annual period beginning January 1, 2022 (the “Date of Adoption”) using the modified retrospective method—applying the transition provisions at the beginning of the period of adoption rather than at the beginning of the earliest comparative period presented. We elected and applied the optional package of practical expedients permitted under ASC 842’s transition guidance, which allowed us to not reassess whether existing arrangements contain leases, lease classification, and initial direct costs. The adoption of ASC 842 did not result in a cumulative effect adjustment to the opening balance of retained earnings as of January 1, 2022.

As a Lessee: Right-of-use (“ROU”) assets represent our right to use an underlying asset over the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. We determine if an arrangement contains a lease at contract inception and determine the classification of the lease at commencement. Operating lease ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. We do not include renewal options in the lease term when calculating the lease liability unless we are reasonably certain we will exercise the option. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

For determining the present value of lease payments, we use the discount rate implicit in the lease when readily determinable. As the implicit rate within our operating leases is generally not determinable, we use an incremental borrowing rate at the lease commencement date to determine the present value of lease payments. The determination of our incremental borrowing rate requires judgment. We determine our incremental borrowing rate for each lease using estimated baseline borrowing rate plus a spread. The rates are then adjusted for various factors, including level of collateralization and lease term.

On the Date of Adoption, we recognized a $1.8 million ROU operating asset and a $1.2 million corresponding lease liability for the only ground lease arrangement for which we were a lessee. The recognition of the aforementioned ROU operating asset and lease liability included the reclassification of our ground lease purchase option, and deferred rent from Intangible Assets in our consolidated balance sheet, as of the Date of Adoption, to ROU asset (a net reclassification of $0.6 million). The settlement date to close on the exercised purchase option on our ground lease was extended in December 2022 (the “Remeasurement Date”) to April 30, 2023. Accordingly, as of the remeasurement date on December 29, 2022, we reclassified this contract from an operating lease to a finance lease and recorded a finance lease liability. See “Note 4 – Leases” for additional details regarding the presentation of these amounts in our consolidated balance sheet.

Additionally, the Company will not recognize a lease liability or ROU asset for any short-term lease (defined as a lease that, at commencement date, has a term of 12 months of less and does not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise) and will recognize lease payments on a straight-line basis over the lease term.

As a Lessor: A practical expedient under ASC 842 allows lessors to combine non-lease components (lease arrangements that include common area maintenance services) with related lease components (lease revenue), if both the timing and pattern of transfer are the same for the non-lease component and related lease component, the lease component is the predominant component, and the lease component would otherwise be classified as an operating lease. We elected this practical expedient. For (i) operating lease arrangements involving real estate that include common area maintenance services and (ii) all real estate arrangements that include real estate taxes and insurance costs, we present these amounts within Rental revenue in our consolidated statements of operations. We record amounts reimbursed by the lessee in the period in which the applicable expenses are incurred. As a result, we were not impacted by this change.

Under ASC 842, lessors are allowed to only capitalize incremental direct leasing costs.

ASC 326 - Financial Instruments — Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 introduces a new model for estimating credit losses based on current expected credit losses for certain types of financial instruments, including loans receivable, held-to-maturity debt securities, and net investments in direct financing leases, amongst other financial instruments. ASU 2016-13 also modifies the impairment model for available-for-sale debt securities and expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for losses. As an emerging growth company, we are permitted, and have elected, to use an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. For private companies, ASU 2016-13 will be effective for annual reporting periods beginning after December 15, 2022, including interim periods within those fiscal years. We do not expect the adoption of ASU 2016-13 to have a material impact in our consolidated financial statements.

Note 4 – Leases

Lessor Accounting

We own rental properties which are leased to tenants under operating leases with current expirations ranging from 2023 to 2040, with options to extend or terminate the leases. Revenues from such leases are reported as Rental revenue in our consolidated statements of operations, and are comprised of (i) lease components, which includes fixed and variable lease payments and (ii) non-lease components which includes reimbursements of property level operating expenses. We do not separate non-lease components from the related lease components as allowed under the ASC 842 practical expedient, as the timing and pattern of transfer are the same, and account for the combined component in accordance with ASC 842.

Fixed lease revenues represent the base rent that each tenant is required to pay in accordance with the terms of their respective leases reported on a straight-line basis over the non-cancelable term of the lease. Variable lease revenues include payments based on (i) tenant reimbursements, (ii) changes in the index or market-based indices after the inception of the lease, (iii) percentage rents, or (iv) the operating performance of the property. Variable lease revenues are not recognized until the specific events that trigger the variable payments have occurred.

The following table summarizes the components of lease revenues (amounts in thousands):

	December 31,
	2022	2021
Fixed lease revenues	$878	$718
Variable lease revenues (1)	282	171
Lease revenues (2) (3)	$1,160	$889

(1)	Includes reimbursements for property taxes, insurance, and common area maintenance services.
(2)	Excludes lease intangible amortization of $0.3 million and $0.1 million for the years ended December 31, 2022 and 2021, respectively.
(3)	Excludes straight-line rent of less than $0.1 million for the years ended December 31, 2022 and 2021, respectively.

In certain of our leases, the tenant is obligated to pay the real estate taxes, insurance, and certain other expenses directly to the vendor. These obligations, which have been assumed by the tenants, are not reflected in our consolidated financial statements. To the extent any such tenant defaults on its lease or if it is deemed probable that the tenant will fail to pay for such obligations, a liability for such obligations would be recorded.

We assess the collectability of substantially all lease payments due by reviewing a tenant’s payment history or financial condition. Changes to collectability are recognized as a current period adjustment to rental revenue. We have assessed the collectability of all recorded lease revenues as probable as of December 31, 2022.

Minimum Future Lease Payments

The following table summarizes the minimum future contractual rents to be received (exclusive of expenses paid by tenants, and percentage of sales rents) on non-cancellable operating leases as of December 31, 2022 (amounts in thousands).

For the year ended December 31,
2023	$958
2024	758
2025	1,246
2026	1,153
2027	1,139
Thereafter	11,824
Total (1)	$17,078

(1)	Excludes $0.1 million of straight-line rent and $2.1 million of lease intangible amortization.

Unbilled Straight-Line Rent

As of December 31, 2022 and 2021, our unbilled rent receivables aggregating less than $0.1 million and zero, respectively, represent rent reported on a straight-line basis in excess of rental payments required under the respective leases and are included in Other assets in our consolidated balance sheets. The unbilled rent receivable is to be billed and received pursuant to the lease terms during the next 9.7 years.

As of December 31, 2022 and 2021, our unbilled rent payables aggregating $0.1 million and $0.5 million, respectively, represent rent reported on a straight-line basis less than rental payments required under the respective leases and are included in Accrued expenses and other liabilities in our consolidated balance sheets. The unbilled rent payable is to be billed and received pursuant to the lease terms during the next 17.8 years.

We assess the collectability of unbilled rent receivable balances by reviewing a tenant’s payment history and financial condition. We have assessed the collectability of all unbilled rent receivable balances as probable as of December 31, 2022.

Lessee Accounting

Ground Lease

We are a lessee under a ground lease in Sarasota, Florida. As discussed in “Note 3 - Summary of Significant Accounting Policies”, we applied the optional package of practical expedients permitted under ASC 842’s transition guidance, which permitted us to not reassess the original operating lease classification as of the Date of Adoption. The settlement date to close on the exercised purchase option on our ground lease was extended in December 2022 to April 30, 2023. Accordingly, as of the remeasurement date on December 29, 2022, we reclassified this contract from an operating lease to a finance lease and recorded a financing lease liability of $5.0 million for the obligation to make payments under the lease (a non-cash financing activity during the year ended December 31, 2022) and a financing ROU asset of $5.0 million for the right to use the underlying asset during the lease term, which are included in Lease liabilities and Other assets, respectively, in our consolidated balance sheet. As of December 31, 2022, the remaining lease term, including renewal options deemed exercised, is 0.3 years. We applied a discount rate of 8.1% based on our incremental borrowing rate (“IBR”) given the term of the lease, as the rate implicit in the lease is not known. This IBR was determined based on borrowing rates available to us in the market for a term similar to the applicable lease. During the year ended December 31, 2022, we recognized $0.6 million of lease expense related to this ground lease on one of our development investments which is included in Real estate under construction in our consolidated balance sheet.

Minimum Future Lease Payments

The following table summarizes the minimum future lease payments related to our finance ground lease as of December 31, 2022 (amounts in thousands):

For the year ended December 31,
2023	$5,158
2024	—
2025	—
2026	—
2027	—
Thereafter	—
Total undiscounted cash flows	5,158
Present value discount	(137)
Lease liability	$5,021

There are no operating leases for which we are the lessee, therefore there are no related ROU assets or lease liabilities as of December 31, 2022.

Note 5 – Related Party Arrangements

Secured Note Transactions

Prior to and in connection with the Transaction, we entered into a series of loan transactions with Belpointe REIT whereby: (i) on October 28, 2020, Belpointe REIT advanced us $35.0 million evidenced by a secured promissory note (the “First Secured Note”) bearing interest at a rate of 0.14%, due and payable on the Maturity Date (as hereinafter defined) and secured by all of our assets, (ii) on February 16, 2021, Belpointe REIT advanced us an additional $24.0 million evidenced by a second secured promissory note (the “Second Secured Note”) on the same terms as the First Secured Note, and (iii) on May 28, 2021, we entered into an agreement with Belpointe REIT to amend the Maturity Date of the First Secured Note and Second Secured Note to December 31, 2021 (the “Maturity Date”) and Belpointe REIT advanced us an additional $15.0 million evidenced by a third secured promissory note (the “Third Secured Note” and, together with the First Secured Note and Second Secured Note, the “Secured Notes”) on the same terms as the First Secured Note and Second Secured Note. We used the proceeds from the Secured Notes to make certain qualified opportunity zone investments, as described in greater detail throughout “Note 6 – Real Estate, Net.”

Upon consummation of the Merger, effective October 12, 2021, we entered into a Release and Cancellation of Indebtedness Agreement with BREIT Merger, the surviving entity in the Merger, pursuant to the terms of which BREIT Merger cancelled the Secured Notes and discharged us from all obligations to repay the principal and any accrued interest on the Secured Notes (a non-cash financing activity). All intercompany activity between the Company and Belpointe REIT has been eliminated for the year ended December 31, 2021.

Our Transactions with Belpointe Investment Holding, LLC

In furtherance of the Merger, Belpointe REIT sold its interest (the “1991 Main Interest”) in the holding company for 1991 Main Street (“1991 Main”) to Belpointe Investment Holding, LLC (“BI Holding”), an affiliate of our Chief Executive Officer. As part of the transaction, BI Holding assumed a $10.8 million secured loan (the “Acquisition Loan”), and Belpointe REIT provided BI Holding with a $24.8 million loan, which was evidenced by a secured promissory note bearing interest at an annual rate of 5.0% and due and payable at maturity on September 14, 2021 (the “BI Secured Note”). Upon consummation of the Merger, we acquired the BI Secured Note as successor in interest to Belpointe REIT. Effective November 30, 2021, we acquired the 1991 Main Interest from BI Holding in consideration of its payment to us of $0.3 million in interest that had accrued under the terms of the BI Secured Note through November 30, 2021, and in satisfaction of its remaining obligations under the BI Secured Note. On April 22, 2022, we repaid the Acquisition Loan in full. For additional details regarding our acquisition of the 1991 Main Interest see “Note 6 – Real Estate, Net.”

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

On June 28, 2022, for purposes of complying with the qualified opportunity fund requirements under the Code and related Treasury Regulations, we restructured the Norpointe Loan through an indirect majority owned subsidiary (the “Restructured Norpointe Loan”). The Restructured Norpointe Loan was evidenced by a promissory note bearing interest at an annual rate of 5.0%, due and payable on June 28, 2023, and was secured by a first mortgage lien on the Norpointe Property. On December 13, 2022, the Restructured Norpointe Loan including accrued interest of less than $0.1 million was repaid in full.

Joint Ventures

During the year ended December 31, 2022, $0.3 million of noncontrolling interest contributions were made by affiliates of our Sponsor representing their 0.1% ownership in various investments. These noncontrolling interests will be allocated profit and loss in accordance with the respective operating agreements.

Our Relationship with Our Manager and Sponsor

Our Manager is an affiliate of our Sponsor and is indirectly owned by our Chief Executive Officer and beneficially owned by certain immediate family members of our Chief Executive Officer. Our Manager and its affiliates, including our Sponsor, receive fees or reimbursements in connection with our Primary Offering and the management of our investments.

The following table summarizes the fees incurred on our behalf by, and expenses reimbursable to, our Manager and its affiliates, including our Sponsor, in accordance with the terms of the relevant agreements (amounts in thousands):

	Year Ended December 31,
	2022	2021
Amounts Included in our Consolidated Statements of Operations
Management fees	$2,583	$674
Costs incurred by our Manager and its affiliates (1)	2,349	1,618
Insurance	419	—
Director compensation	80	20
	$5,431	$2,312

Other capitalized costs
Development fee and reimbursements	$5,649	$1,994
Insurance (2)	1,631	—
Offering costs	—	513
Acquisition fee	—	38
	$7,280	$2,545

(1)	Includes wage, overhead and other reimbursements to our Manager and its affiliates, including our Sponsor, which are included in General and administrative expenses in our consolidated statements of operations.

(2)	During the year ended December 31, 2022, we incurred insurance premiums of $4.8 million pertaining to insurance policies with effective dates that commenced during the period, which are included in Other assets in our consolidated balance sheet. Of this amount, zero was unpaid as of December 31, 2022 and $1.6 million was amortized into Real estate under construction in our consolidated balance sheet.

The following table summarizes amounts included in Due to affiliates in our consolidated balance sheets (amounts in thousands):

	December 31,
	2022	2021
Amounts Due to affiliates
Development fees	$4,256	$—
Management fees	661	634
Employee cost sharing and reimbursements (1)	866	852
Director compensation	20	20
Acquisition fee	—	38
	$5,803	$1,544

(1)	Includes wage, overhead and other reimbursements to the Manager and its affiliates, including our Sponsor.

Organizational, Primary Offering and Merger Expenses

Our Manager and its affiliates, including our Sponsor, will be reimbursed, as described in the following paragraph, for organizational and offering expenses incurred in connection with our organization and Primary Offering and for expenses incurred in connection with the Transaction. See “Note 1 – Organization, Business Purpose and Capitalization” for additional details regarding our Primary Offering, and “Note 2 – Exchange Offer, Conversion and Merger,” for additional details regarding the Transaction. We became liable to reimburse our Manager and its affiliates, including our Sponsor, when the first closing was held in connection with our Primary Offering, which occurred in October 2021.

There were no organizational or Primary Offering expenses incurred by our Manager and its affiliates during the year ended December 31, 2022. During the year ended December 31, 2021, our Manager and its affiliates, including our Sponsor, incurred organizational and Primary Offering expenses of $0.6 million as well as transaction expenses of $0.2 million on our behalf, all of which have been fully repaid.

Other Operating Expenses

Pursuant to the terms of a management agreement between us, our Operating Companies and our Manager (the “Management Agreement”), we reimburse our Manager, Sponsor and their respective affiliates for actual expenses incurred on our behalf in connection with the selection, acquisition or origination of investments, whether or not we ultimately acquire or originate an investment. We also reimburse our Manager, Sponsor and their respective affiliates for out-of-pocket expenses paid to third parties in connection with providing services to us.

Pursuant to the terms of an employee and cost sharing agreement between us, our Operating Companies, our Manager and our Sponsor, we reimburse our Sponsor and our Manager for expenses incurred for our allocable share of the salaries, benefits and overhead of personnel providing services to us. During the years ended December 31, 2022 and 2021, our Manager and its affiliates, including our Sponsor, incurred operating expenses of $2.9 million and $1.3 million, respectively, on our behalf. The expenses are payable, at the election of the recipient, in cash, by issuance of our Class A units at the then-current NAV, or through some combination of the foregoing. As of December 31, 2022, all expenses incurred since inception have been paid in cash.

Management Fee

Subject to the limitations set forth in our Amended and Restated Limited Liability Company Operating Agreement (our “Operating Agreement”) and the oversight of our Board, our Manager is responsible for managing our affairs on a day-to-day basis and for the origination, selection, evaluation, structuring, acquisition, financing and development of our commercial real estate properties, real estate-related assets, including but not limited to commercial real estate loans, and debt and equity securities issued by other real estate-related companies, as well as private equity acquisitions and investments, and opportunistic acquisitions of other qualified opportunity funds and qualified opportunity zone businesses.

Pursuant to the Management Agreement, we pay our Manager a quarterly management fee in arrears of one-fourth of 0.75%. The management fee is based on our NAV at the end of each quarter, which, no later than the first quarter following the December 31, 2022 year end, and every quarter thereafter, will be announced within approximately 60 days of the last day of each quarter. For the years ended December 31, 2022 and 2021, we incurred management fees of $2.6 million and $0.7 million, respectively, which are included in Property expenses in our consolidated statements of operations.

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

In connection with our acquisition of several parcels, comprising 1.6-acres of land, located in St. Petersburg, Florida, in October 2020, and our acquisition of 900 8th Avenue South (as defined and described in greater detail in “Note 6 – Real Estate, Net”), a development fee of 4.5% of total project costs will be charged throughout the course of each project, of which one half was due at the close of each acquisition and is included in Real estate under construction in our consolidated balance sheets.

On March 29, 2022, we commenced construction on one of our properties located in Sarasota, Florida, and in connection therewith, due to an increase in scope of work, we agreed to increase the development fee payable to an affiliate of our Sponsor under the terms of our existing development management agreement from 4.0% to 4.25%. In addition, again due to the increase in scope of work, as well as due to increases in construction costs, we also revised our construction budget. As a result of the increase in development fees and revisions to our construction budget, we incurred an additional upfront development fee of $2.5 million, which is included in Real estate under construction in our consolidated balance sheets. The remaining development fee will be charged throughout the course of the project in accordance with the terms of the development management agreement.

During the years ended December 31, 2022 and 2021, we incurred development fees earned during the construction phase of $4.3 million and $1.5 million, respectively. As of December 31, 2022 and 2021, $4.3 million and zero, respectively, remained due and payable to our affiliates for development fees.

During the years ended December 31, 2022 and 2021, we incurred employee reimbursement expenditures to our affiliates acting as development managers of $1.5 million and $0.6 million, respectively, of which $1.3 million and $0.5 million, respectively, is included in Real estate under construction in our consolidated balance sheets, and $0.2 million and $0.1 million, respectively, is included in General and administrative expenses in our consolidated statements of operations. As of December 31, 2022 and 2021, $0.3 million and $0.4 million, respectively, remained due and payable to our affiliates for employee reimbursement expenditures.

Acquisition Fees

We will pay our Manager, Sponsor, or an affiliate of our Manager or Sponsor, an acquisition fee equal to 1.5% of the total value of any acquisition transaction, including any acquisition through merger with another entity (but excluding any transactions in which our Sponsor, or an affiliate of our Manager or Sponsor, would otherwise receive a development fee). We did not incur any acquisition fees during the year ended December 31, 2022, since all investments acquired during these periods were, or will be, subject to payment of development fees. For the year ended December 31, 2021, we incurred acquisition fees of less than $0.1 million in connection with our acquisition of 901-909 Central (as defined and described in greater detail in “Note 6 – Real Estate, Net”).

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

During the year ended December 31, 2022, we obtained insurance coverage and paid premiums in the aggregate amount of $4.8 million from which Belpointe Specialty Insurance earned commissions of $0.5 million. During the year ended December 31, 2022, Belpointe Specialty Insurance earned administration fees of less than $0.1 million. Insurance premiums are prepaid and are included in Other assets in our consolidated balance sheets. With respect to our properties under development, for the year ended December 31, 2022, $1.6 million was amortized into Real estate under construction on the consolidated balance sheet. As it pertains to our operating properties, for year ended December 31, 2022, $0.4 million was amortized into Property expenses on the consolidated statement of operations.

Economic Dependency

Under various agreements we have engaged our Manager and its affiliates, including in certain cases our Sponsor, to provide certain services that are essential to us, including asset management services, asset acquisition and disposition services, supervision of our Primary Offering and any other offerings that we may conduct, as well as other administrative responsibilities for the Company, including, without limitation, accounting services and investor relations services. As a result of these relationships, we are dependent upon our Manager and its affiliates, including our Sponsor. In the event that our Manager and its affiliates are unable to provide us with the services that we have engaged them to provide, we would be required to find alternative service providers.

Note 6 – Real Estate, Net

Acquisitions of Real Estate During 2022

On January 7, 2022, through an indirect majority-owned subsidiary of our Operating Company, we completed the acquisition of a 1.1-acre site, located in Mansfield, Connecticut, for a purchase price of $0.3 million, inclusive of transaction costs of less than $0.1 million. Upon closing, the building was leased back to the seller for a term of 12 months. This acquisition was deemed to be an asset acquisition and all direct transaction costs were capitalized. The purchase price was allocated to land and building of $0.1 million and $0.2 million, respectively. All related assets and liabilities, including identifiable intangibles, were recorded at their relative fair values based on the purchase price and acquisition costs incurred.

On May 9, 2022, through an indirect majority-owned subsidiary of our Operating Company, we completed the acquisition of a 0.265-acre site, located in Sarasota, Florida, for a purchase price of $1.5 million, inclusive of transaction costs of $0.1 million. This acquisition was deemed to be an asset acquisition and all direct transaction costs were capitalized. The purchase price was allocated to land, building, and an in-place lease intangible asset of $1.3 million, $0.1 million and less than $0.1 million, respectively. All related assets and liabilities, including identifiable intangibles, were recorded at their relative fair values based on the purchase price and acquisition costs incurred.

On June 28, 2022, through an indirect majority-owned subsidiary of our Operating Company, we acquired a 70.2% controlling interest (the “CMC Interest”) in CMC Storrs SPV, LLC (“CMC”), a holding company for an approximately 60-acre site located in Mansfield, Connecticut, for an initial capital contribution of $3.8 million. As part of the transaction two unaffiliated joint venture partners (the “CMC JV Partners”) were deemed to have made a combined initial capital contribution of $3.1 million (a non-cash financing activity during the year ended December 31, 2022). Following our acquisition of the CMC Interest, we discovered that one of the CMC JV Partners had misappropriated cash from the other CMC JV Partner’s cash account resulting in the loss of $0.4 million included in Other income (expense) in the accompanying consolidated statement of operations for the year ended December 31, 2022. The CMC JV Partner agreed to forfeit its interest in CMC as of March 24, 2023. Our acquisition of the CMC Interest was deemed to be an asset acquisition and all direct transaction costs were capitalized. All related assets and liabilities, including identifiable intangibles, were recorded at their relative fair values based on the purchase price and acquisition costs incurred. As a result of our controlling financial interest, we consolidate this development project. The purchase price was allocated as follows (amounts in thousands):

As of June 28, 2022
Assets
Real estate
Intangible assets	$424
Real estate under construction	4,633
Total real estate	5,057
Accumulated depreciation and amortization	—
Real estate, net	5,057
Cash and cash equivalents	87
Other assets (1)	2,105
Total assets	$7,249

Liabilities
Accounts payable	$363
Accrued expenses and other liabilities	16
Total liabilities	$379

Amounts attributable to noncontrolling interests (2)	$3,100

Total net assets	$3,770

(1)	Includes restricted cash of $1.4 million.
(2)	Represents a non-cash financing activity during the year ended December 31, 2022.

On October 13, 2022, through an indirect majority-owned subsidiary of our Operating Company, we completed the acquisition of an approximately 19-acre site, located in Mansfield, Connecticut, for a purchase price of $5.5 million, inclusive of transaction costs of $0.1 million. This acquisition was deemed to be an asset acquisition and all direct transaction costs were capitalized. The purchase price was solely allocated to land, and was recorded at the relative fair value based on the purchase price and acquisition costs incurred.

On December 2, 2022, an indirect majority-owned subsidiary of our Operating Company acquired a 99% controlling interest in a jointly-owned investment with an unaffiliated third party to acquire an approximately 5.9-acre site, located in Nashville, Tennessee (“Nashville No. 4”) for a purchase price of $16.4 million, inclusive of transaction costs $0.2 million. This acquisition was deemed to be an asset acquisition and all direct transaction costs were capitalized. The purchase price was allocated to land, building, intangible assets and below-market lease liability of $15.2 million, $0.8 million, $0.6 million and $0.4 million, respectively. All related assets and liabilities, including identifiable intangibles, were recorded at their relative fair values based on the purchase price and acquisition costs incurred.

Acquisitions of Real Estate During 2021

On February 24, 2021, an indirect majority owned subsidiary of our Operating Company and an unaffiliated third party (the “JV Partner”) entered into a limited liability company agreement (the “LLC Agreement”) for BPOZ 900 Eighth QOZB, LLC, a Delaware limited liability company (“BPOZ 900 Eighth QOZB”). BPOZ 900 Eighth QOZB was formed for purposes of acquiring all of the limited partnership interests of 900 Eighth, LP, a Tennessee limited partnership (“900 Eighth”). 900 Eighth was formed to acquire a 3.17-acre land assemblage, consisting of a few small buildings, parking lots and open lots, located in Nashville, Tennessee (together “900 8th Avenue South”). Pursuant to the LLC Agreement, the JV Partner assigned the purchase and sale agreement for 900 8th Avenue South together with a previously paid property deposit of $0.4 million to BPOZ 900 Eighth QOZB in exchange for the JV Partner’s deemed initial capital contribution of $0.2 million (a non-cash investing activity during the year ended December 31, 2021) and a promissory note (the “900 Eighth Promissory Note”) from 900 Eighth in the amount of $0.2 million. The 900 Eighth Promissory Note, which is included in Accrued expenses and other liabilities in our consolidated balance sheets, earns interest at the greater of (i) 1% per annum, or (ii) the short-term adjusted applicable federal rate for the current month for purposes of Section 1288(b) of the Code, and was repaid in full in April 2022. On May 28, 2021, 900 Eighth completed the acquisition of 900 8th Avenue South for a purchase price of $19.7 million, inclusive of transaction costs of $0.1 million. We funded this acquisition with proceeds from the Secured Notes. This acquisition was deemed to be an asset acquisition and all transaction costs were capitalized. All related assets were recorded at their relative fair values based on the purchase price and acquisition costs incurred. We anticipate funding entitlement and development costs with a mix of equity investments by the JV Partner and proceeds from the Primary Offering.

On March 12, 2021, through an indirect majority-owned subsidiary of our Operating Company, we completed the acquisition of a parcel of land with a two-tenant retail building and a parking lot located in St. Petersburg, Florida, for a purchase price of $2.5 million, inclusive of transaction costs of $0.1 million. We funded this acquisition with proceeds from the Secured Notes. This acquisition was deemed to be an asset acquisition and all transaction costs were capitalized. The purchase price was allocated to land, building, intangible assets and below-market lease liability of $1.9 million, $0.6 million, $0.2 million and $0.2 million, respectively. All related assets and liabilities, including identifiable intangibles, were recorded at their relative fair values based on the purchase price and acquisition costs incurred.

On May 7, 2021, through an indirect majority-owned subsidiary of our Operating Company, we completed the acquisition of a 1.205-acre site, consisting of a retail building and parking lot located in Sarasota, Florida, for a purchase price of $4.7 million, inclusive of transaction costs of $0.1 million. We funded this acquisition with proceeds from the Secured Notes. The sole tenant in the building vacated in January 2022 and the property will be used as a future development site. This acquisition was deemed to be an asset acquisition and all transaction costs were capitalized. The purchase price was allocated to land and intangible in-place lease assets of $4.5 million and $0.2 million, respectively. All related assets, including identifiable intangibles, were recorded at their relative fair values based on the purchase price and acquisition costs incurred.

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

On November 18, 2021, through an indirect majority-owned subsidiaries of our Operating Company, we completed the acquisition of an approximately 1.66-acre site consisting of a 10,000 square foot retail building and associated parking lot located in Nashville, Tennessee, for a purchase price of $2.1 million, inclusive of transaction costs of $0.1 million. The building was leased back to the seller through November 2023, with the ability to continue month to month thereafter. This acquisition was deemed to be an asset acquisition and all transaction costs were capitalized. The purchase price was allocated to land, building and in-place lease intangible asset of $1.8 million, $0.2 million and $0.1 million, respectively. All related assets and liabilities, including identifiable intangibles, were recorded at their relative fair values based on the purchase price and acquisition costs incurred.

Effective November 30, 2021, pursuant to the terms of an Agreement to Accept Interests in Satisfaction of Obligations, through an indirect majority owned subsidiary, we acquired the 1991 Main Interest from BI Holding for a gross purchase price of $33.9 million, excluding the Acquisition Loan of $10.8 million which assumed in connection with the transaction. On April 22, 2022, the Acquisition Loan was repaid in full. See “Note 5 – Related Party Agreements” for additional details regarding our transactions with BI Holding. This acquisition was deemed to be an asset acquisition and all transaction costs were capitalized. All related assets and liabilities, including identifiable intangibles, were recorded at their relative fair values based on the purchase price and acquisition costs incurred. The purchase price was allocated as follows (amounts in thousands):

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

On December 21, 2021, through an indirect majority-owned subsidiary of our Operating Company, we completed the acquisition of a 0.129-acre site, consisting of a fully leased singly-story 5,328 gross square foot mixed-use building, located in St. Petersburg, Florida (“901-909 Central”), for a purchase price of $2.6 million, inclusive of transaction costs of $0.1 million. This acquisition was deemed to be an asset acquisition and all transaction costs were capitalized. The purchase price was allocated to land, building, in-place lease intangible asset and below-market lease liability of $1.1 million, $1.6 million, $0.4 million and $0.5 million, respectively. All related assets and liabilities, including identifiable intangibles, were recorded at their relative fair values based on the purchase price and acquisition costs incurred.

Depreciation expense was $0.7 million and $0.2 million for the years ended December 31, 2022 and 2021, respectively.

Real Estate Under Construction

The following table provides the activity of our Real estate under construction (amounts in thousands):

	December 31,
	2022	2021
Beginning balance	$76,882	$15,101
Capitalized costs (1) (2) (3)	45,907	8,991
Land held for development (1) (4)	10,958	48,085
Capitalized interest	151	43
Acquisition of construction in progress (1)	—	4,662
	$133,898	$76,882

(1)	Includes non-cash investing activity of $13.9 million (inclusive of land contributed by one of the CMC JV Partners, unpaid development fees of $4.3 million, and unpaid employee cost sharing and reimbursements of $0.3 million) and $1.6 million for the years ended December 31, 2022 and 2021, respectively. See “Note 5 – Related Party Agreements” for additional details regarding our transactions with related parties.

(2)	Includes development fees and employee reimbursement expenditures of $5.6 million and $2.7 million for the years ended December 31, 2022 and 2021, respectively.
(3)	Includes direct and indirect project costs to the construction and development of real estate projects, including but not limited to loan fees, property taxes and insurance, incurred of $2.2 million and $0.5 million for the years ended December 31, 2022 and 2021, respectively.
(4)	Includes ground lease payments and straight-line rent adjustments incurred of $0.8 million and less than $0.1 million for the years ended December 31, 2022 and 2021, respectively.

Note 7 – Intangible Assets and Liabilities

The following table summarizes our intangible assets and liabilities (amounts in thousands):

	December 31,
	2022			2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
In-place leases	$3,836	$(791)	$3,045	$2,941	$(383)	$2,558
Indefinite-Lived Intangible Assets
Development rights	5,659	—	5,659	5,659	—	5,659
Ground lease purchase option	—	—	—	1,072	—	1,072
Total intangible assets	$9,495	$(791)	$8,704	$9,672	$(383)	$9,289

Finite-Lived Intangible Liabilities
Below-market leases	$(2,517)	$411	$(2,106)	$(2,159)	$159	$(2,000)
Total intangible liabilities	$(2,517)	$411	$(2,106)	$(2,159)	$159	$(2,000)

In-place lease intangible assets recorded for acquisitions of real estate during 2022, noted above, are included in Intangible assets in our consolidated balance sheet and are being amortized over a weighted average lease term of approximately 1.1 years. See “Note 6 – Real Estate, Net” for additional details regarding our acquisitions of real estate during 2022. In-place lease intangible assets recorded for acquisitions of real estate during 2021, noted above, are included in Intangible assets in our consolidated balance sheet and are being amortized over a weighted average lease term of 3.5 years. See “Note 6 – Real Estate, Net” for additional details regarding our acquisitions of real estate during 2021.

During the years ended December 31, 2022 and 2021, the amortization of in-place lease intangible assets was $0.6 million and $0.4 million, respectively, and is included in Depreciation and amortization expense in our consolidated statements of operations.

Intangible assets recorded in connection with our acquisition of the 1991 Main Interest (as described in greater detail in “Note 5 - Related Party Arrangements,” and “Note 6 – Real Estate, Net”) include land development rights of $5.7 million (which have a perpetual legal and economic life) and an exercised ground lease purchase option of $1.1 million and are included in Intangible assets in our consolidated balance sheet as of December 31, 2021. Upon the adoption of ASC 842 on the Date of Adoption, the ground lease purchase option recognized was reclassified to a ROU operating asset. As discussed further in “Note 4 - Leases”, the settlement date to close on the exercised purchase option on our ground lease was extended in December 2022 to April 30, 2023. Accordingly, as of the remeasurement date on December 29, 2022, we reclassified this contract from an operating lease to a finance lease and recorded a ROU asset of $5.0 million for the right to use the underlying asset during the lease term, which is included in Other assets in our consolidated balance sheet. See “Note 6 – Real Estate, Net” for additional details regarding our ROU asset as of December 31, 2022.

The below-market lease liabilities recorded for acquisitions of real estate during 2022, noted above, are included in Lease liabilities in our consolidated balance sheets and are being amortized over a weighted average lease term of approximately 1.0 years. See “Note 6 – Real Estate, Net” for additional details regarding our acquisitions of real estate during 2022. The below-market lease liabilities recorded for acquisitions of real estate during 2021, noted above, are included in Lease liabilities in our consolidated balance sheets and are being amortized over a weighted average lease term of approximately 5.2 years. See “Note 6 – Real Estate, Net” for additional details regarding our acquisitions of real estate during 2021.

During the years ended December 31, 2022 and 2021, the amortization of below-market lease liability was $0.3 million and $0.1 million, respectively, and is included in Rental revenue in our consolidated statements of operations.

Based on the intangible assets and liabilities recorded as of December 31, 2022, scheduled annual net amortization of intangibles for the next five calendar years and thereafter is as follows (in thousands):

Years Ending December 31,	Increase in Rental Revenue	Increase to Amortization	Net
2023	$(518)	$1,090	$572
2024	(146)	159	13
2025	(146)	148	2
2026	(146)	148	2
2027	(146)	148	2
Thereafter	(1,004)	1,352	348
	$(2,106)	$3,045	$939

Note 8 – Loans Receivable

As described in greater detail in “Note 5 - Related Party Arrangements” and “Note 6 – Real Estate, Net”, pursuant to the terms of the BI Secured Note, Belpointe REIT provided BI Holding with a $24.8 million loan, bearing interest at an annual rate of 5.0% and due and payable at maturity on September 14, 2022. Effective November 30, 2021, we acquired the 1991 Main Interest from BI Holding in consideration of its payment to us of $0.3 million in interest that had accrued under the terms of the BI Secured Note through November 30, 2021, and in satisfaction of its remaining obligations under the BI Secured Note.

On September 30, 2021, we lent approximately $3.5 million to CMC (the “CMC Loan”) pursuant to the terms of a non-recourse promissory note (the “CMC Note”) secured by a Mortgage Deed and Security Agreement on a property owned by CMC located in Mansfield, Connecticut. CMC used the proceeds from the CMC Loan to enter into a Redemption Agreement with BPOZ 497 Middle Holding, LLC (“BPOZ 497”), an indirect majority-owned subsidiary of Belpointe REIT, to redeem BPOZ 497’s preferred equity investment in CMC in furtherance of our Transaction with Belpointe REIT. See “Note 2 – Exchange Offer, Conversion and Merger,” for additional details regarding the Transaction. Interest accrued on the CMC Note at an annual rate of 12.0%, and was due and payable at maturity on June 27, 2022. On June 28, 2022, CMC repaid the CMC Note in full, including accrued interest of $0.3 million.

On January 3, 2022, through an indirect wholly owned subsidiary, we provided a commercial mortgage loan in the principal amount of $30.0 million to Norpointe, an affiliate of our Chief Executive Officer. The Norpointe Loan was evidenced by a promissory note bearing interest at an annual rate of 5.0%, was due and payable on December 31, 2022, and was secured by a first mortgage lien on the Norpointe Property. On June 28, 2022, for purposes of complying with the qualified opportunity fund requirements under the Code and related Treasury Regulations, we restructured the Norpointe Loan through an indirect majority owned subsidiary. The Restructured Norpointe Loan was evidenced by a promissory note bearing interest at an annual rate of 5.0%, due and payable on June 28, 2023, and was secured by a first mortgage lien on the Norpointe Property. On December 13, 2022, the Restructured Norpointe Loan was repaid in full, including accrued interest of less than $0.1 million. See “Note 5 – Related Party Arrangements” for additional details regarding our transactions with Norpointe.

On February 23, 2022, through an indirect wholly-owned subsidiary, we provided a commercial mortgage loan in the principal amount of approximately $5.0 million (the “Visco Loan”) to Visco Propco, LLC (“Visco”). Visco is the owner of certain real property located at 801 Visco Drive, Nashville, Tennessee 37210 (the “Visco Property”). The Visco Loan was evidenced by a promissory note bearing interest at an annual rate of 6.0%, due and payable on February 18, 2023, and was secured by a first lien deed of trust on the Visco Property. On December 2, 2022, the Visco Loan was repaid in full, including accrued interest of $0.2 million.

Interest income from loans receivable was $1.8 million and $0.4 million for the years ended December 31, 2022 and 2021, respectively, and is included in Interest income in our consolidated statements of operations.

Note 9 – Debt, Net

Debt, net consisted of one non-recourse mortgage loan—the Acquisition Loan (as described in greater detail in “Note 6 – Real Estate, Net,”)—which was guaranteed by our Chief Executive Officer and held with an unrelated third party, and which was collateralized by the assignment of real property with a carrying value of $33.1 million at December 31, 2021. As of December 31, 2021, the Acquisition Loan had an outstanding balance of $10.8 million (excluding debt discount net of accumulated amortization of less than $0.1 million) and a fixed annual interest rate of 4.75%. The Acquisition Loan, including outstanding interest of less than $0.1 million, was repaid in full on April 22, 2022.

Note 10 – Fair Value of Financial Instruments

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

The carrying value of our loans receivable totaled zero and $3.5 million as of December 31, 2022 and 2021, respectively, and had estimated fair values of zero and $3.5 million as of December 31, 2022 and 2021, respectively. We determined the estimated fair value of our loans receivable using a discounted cash flow model taking into account the investments liquidity, the strength of the loan collateral, quality of the credit profile of the obligor, term to maturity and the likelihood of a liquidity event, among other factors. These fair value measurements fall within Level 3 of the fair value hierarchy.

We estimated that our other financial assets and liabilities had fair values that approximated their carrying values as of December 31, 2022 and 2021.

Note 11 – Members’ Capital

Our Operating Agreement generally authorizes our Board to issue an unlimited number of units and options, rights, warrants and appreciation rights relating to such units for consideration or for no consideration and on the terms and conditions as determined by our Board, in its sole discretion, in most cases without the approval of our members. These additional securities may be used for a variety of purposes, including in future offerings to raise additional capital and acquisitions. Our Operating Agreement currently authorizes the issuance of an unlimited number of Class A units, 100,000 Class B units and one Class M unit.

For the years ended December 31, 2022 and 2021, we issued 141,300 Class A units and 3,382,049 Class A units (inclusive of 1,250,010 Class A units exchanged in connection with the Merger), respectively. See “Note 2 – Exchange Offer, Conversion and Merger,” for additional details regarding the Merger. As of December 31, 2022, there were 3,523,449 Class A units, 100,000 Class B units and one Class M unit issued and outstanding. As of December 31, 2021, there were 3,382,149 Class A units, 100,000 Class B units and one Class M unit issued and outstanding.

As of December 31, 2021, there were 202,952 Class A units issued by the Company pursuant to subscription agreements which had not yet settled. Accordingly, $20.3 million was a non-cash financing activity during 2021 and was recorded as a Subscriptions receivable in our consolidated balance sheet relating to such units issued as of December 31, 2021. All of these funds were received during January 2022.

Class A units

Upon payment in full of any consideration payable with respect to the initial issuance of our Class A units, the holder thereof will not be liable for any additional capital contributions to the Company. Holders of our Class A units are not entitled to preemptive, redemption or conversion rights. Holders of our Class A units are entitled to one vote per unit on all matters submitted to a vote of our members. Matters must generally be approved by a majority (or, in the case of the election of directors, by a plurality) of the votes entitled to be cast.

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

Upon our dissolution, liquidation or winding up, after payment of all amounts required to be paid to creditors and holders of preferred units, if any, holders of our Class B units will be entitled to receive any accrual of gains or distributions otherwise distributable pursuant to the terms of the Class B units, regardless of whether the holders of our Class A units have received a return of their capital.

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

Subscriptions Receivable

Subscriptions receivable consist of Class A units that have been issued with subscriptions that have not yet settled. As of December 31, 2022 and 2021, there was zero and $20.3 million, respectively, in subscriptions that had not yet settled. Subscriptions receivable are carried at cost, which approximates fair value.

Basic and Diluted Loss Per Class A Unit

For the years ended December 31, 2022 and 2021, the basic and diluted weighted-average units outstanding were 3,416,527 and 410,194, respectively. For the years ended December 31, 2022 and 2021, net loss attributable to our Class A units was $7.7 million and $3.1 million, respectively, and the loss per basic and diluted unit was $2.25 and $7.64, respectively.

Note 12 – Commitments and Contingencies

As of December 31, 2022, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

During the year ended December 31, 2022, we entered into a construction management agreement in connection with the development of one of our commercial real estate properties. As of December 31, 2022, we had an unfunded capital commitment of $144.3 million (excluding capitalized interest, development fees and indirect project costs) under the terms of this agreement. We expect to incur this capital commitment incrementally over the course of the next 18 months. As of December 31, 2022, $6.6 million, inclusive of retainage of $1.9 million, is outstanding and payable in connection with this development.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated, as of the end of the period covered by this Form 10-K, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Managements Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed under the supervision of management, including our Chief Executive Officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with U.S. GAAP.

Our internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of management and our Board; and

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial transactions.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management has determined that our internal control over financial reporting as of December 31, 2022 was effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Executive Officers and Directors

The following table sets forth information about our executive officers and directors as of the date of this Form 10-K:

Name	Age	Position
Brandon E. Lacoff	48	Chairman of the Board and Chief Executive Officer
Martin Lacoff	75	Director, Chief Strategic Officer and Principal Financial Officer
Dean Drulias	76	Independent Director
Timothy Oberweger	48	Independent Director
Shawn Orser	48	Independent Director
Ronald Young Jr.	48	Independent Director

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

Martin Lacoff has been our Chief Strategic Officer and Principal Financial Officer since our founding in January 2020 and a member of our Board since September 2021. Mr. Lacoff is an entrepreneur with over 45 years’ experience in successfully starting, developing and operating businesses within the securities, real estate, and natural resources industries. He was also Vice Chairman of the Board of Directors and Chief Strategic Officer of Belpointe REIT, Inc., a qualified opportunity fund and affiliate of our Manager and Sponsor, since its founding in June 2018 through our acquisition of Belpointe REIT, Inc, in October 2021. His considerable professional experience includes former Vice-Chairman and Co-Founder of Walker Energy Partners, one of first publicly traded Master Limited Partnership (MLP) that he brought public; and former Chairman, Founder and General Securities Principal of LaClare Securities, Inc., a NASD broker dealer. Mr. Lacoff was also formerly Vice President of institutional equities at Mitchell Hutchins and later Paine Webber. Mr. Lacoff previously served as a Director of Fortune Natural Resources Corporation, a public company that was listed on the American Stock Exchange and is currently on the Board of Directors of the Lion’s Foundation of Greenwich, a charitable organization dedicated to helping the blind and visually impaired. Since 2012, Mr. Lacoff has served as a Board of Director for Belpointe Multifamily Development Fund I, LP, where he helps in real estate investment decisions. Mr. Lacoff is an engineer by training, having graduated from Rensselaer Polytechnic Institute and has a Master of Business Administration in Finance from the Simon Business School at University of Rochester. Mr. Lacoff was selected to serve as a director because of his extensive investment and financial experience and detailed knowledge of our acquisition and operational opportunities and challenges.

Dean Drulias, Esq. has been practicing private law in Westlake Village, California, since 2002. He was also a member of the Board of Directors of Belpointe REIT, Inc., a qualified opportunity fund, and affiliate of our Manager and Sponsor. Mr. Drulias formerly served as Director, Corporate Secretary and General Counsel of Fortune Natural Resources Corporation, a public oil and gas exploration and production services company that was listed on the American Stock Exchange. Mr. Drulias was also a stockholder and a practicing attorney at the law firm of Burris, Drulias & Gartenberg, where he specialized in the areas of energy, environmental and real property law. Mr. Drulias received his undergraduate degree from the University of California Berkley and has a Juris Doctor degree from Loyola Law School. Mr. Drulias is a member of the California and Texas State Bars. Mr. Drulias was selected as a director because of his senior executive officer and board service experience.

Timothy Oberweger has been a Senior Vice President at Commonwealth Land Title Insurance Company, a subsidiary of Fidelity National Financial, Inc. (NYSE: FNF), which provides real estate title insurance, escrow and closing services, and title-related services and specialty finance solutions, since June 2022. He has over 15 years of experience in the title insurance industry. Previously, from October 2017 to June 2022, Mr. Oberweger served as Vice President and Senior Business Development Officer at Stewart Title Commercial Services, a title insurance and settlement company providing services to the real estate and mortgage industries since October 2017. From November 2015 to September 2017, Mr. Oberweger served as Managing Director & Counsel of First American Title Insurance Company. From September 2009 to November 2015, Mr. Oberweger served as Vice President & Counsel of Fidelity National Title Insurance Company and, from September 2005 to August 2009, as Counsel of First American Title Insurance Company. Mr. Oberweger served as chair of the Young Mortgage Bankers Association from August 2015 to December 2017, and since May 2010 has served on the Executive Board of Brooklyn Law School’s Alumni Association. From May 1995 to May 1996, he served on the Alumni Board of Macalester College. Mr. Oberweger is currently and has been since March 2018 a member of National Multifamily Housing Council and, since January 2020, a member of Urban Land Institute, ULI and National Association for Industrial and Office Parks. Mr. Oberweger has also previously been a member of the Mortgage Bankers Association, MBA of New York, The International Council of Shopping Centers and served as an elected member of the Representative Town Meeting in Greenwich, Connecticut from September 2011 to December 2017. Mr. Oberweger holds a Juris Doctor from Brooklyn Law School and a Bachelor of Arts from Macalester College.

Shawn Orser has been the President of Seaside Financial & Insurance Services, a San Diego, California based investment advisory firm since 2009. He is also a member of the Board of Directors of Belpointe REIT, Inc., a qualified opportunity fund, an affiliate of our Manager and Sponsor. Mr. Orser began his career in finance supporting an Index Arbitrage desk at RBC Dominion Securities, then moved to Merrill Lynch where he worked on the trading desk for the Equity Linked Products Group. Thereafter, he then joined Titan Capital, a New York City based hedge fund where he traded equity derivatives, then worked as a proprietary trader for Remsemberg Capital trading equity and option strategies. Afterwards, he moved to the retail side of the investment management business with Northwestern Mutual, then later joined Seaside Financial & Insurance Services. Mr. Orser earned his bachelor’s degree in Finance from Syracuse University. Mr. Orser was selected as a director because of his extensive investment and finance experience.

Ronald Young, Jr. has been the President and Co-founder of Tri-State LED, a subsidiary of Revolution Lighting Technologies (NASDAQ: RVLT), which provides LED solutions to commercial, industrial and municipal organizations since 2010. He is also a member of the Board of Directors of Belpointe REIT, Inc., a qualified opportunity fund, an affiliate of our Manager and Sponsor. Prior to 2010, Mr. Young was a managing director and co-founder of Belray Capital, a Greenwich, Connecticut based real estate and investment firm, which was later acquired by Belpointe. Mr. Young has also held several positions in the investment and financial industry with MAC Pension Inc., Strategies for Wealth Strategies (an agency of The Guardian Life Insurance Company of America), and AG Edwards & Sons Inc. (now Wells Fargo Advisors). Ron earned his undergraduate degree from the University of Connecticut. Mr. Young was selected as a director because of his extensive investment and real estate development experience.

Family Relationships

Brandon Lacoff, Chairman of the Board and our Chief Executive Officer, is the son of Martin Lacoff, a member of the Board and our Chief Strategic Officer and Principal Financial Officer. There are no other family relationships among our executive officers or directors.

Executive Advisory Board

Our Board has established an Executive Advisory Board to provide both it and our Manager with advice regarding, among other things, potential investment opportunities, general market conditions and debt and equity financing opportunities. The Executive Advisory Board consists of Sarah Broderick, Patrick Brogan, Donald Cogsville, Daniel Kowalski, and Stephen Soler. The members of the Executive Advisory Board will not participate in meetings of our Board unless specifically invited to attend. The Executive Advisory Board will meet at such times as requested by our Board or our Manager. The members of the Executive Advisory Board can be appointed and removed and the number of members of the Executive Advisory Board may be increased or decreased by our Manager from time to time for any reason. The appointment and removal of members of the Executive Advisory Board do not require approval of our Members. The members of our Executive Advisory Board are set forth below.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who beneficially own more than ten percent of our Class A units to file initial reports of ownership and reports of changes in ownership with the SEC and furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us or written representations from such persons that they were not required to file a Form 5 to report previously unreported ownership or changes in ownership, we believe that, with respect to the year ended December 31, 2022, such persons complied with all such filing requirements.

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

Item 11. Executive Compensation.

We are externally managed and currently have no employees or intention of having any employees. Our executive officers also serve as officers of our Manager and our Sponsor or one or more of their affiliates. Our management agreement provides that our Manager will be responsible for managing our day-to-day operations and investment activities, as such our executive officers do not receive compensation from us or any of our subsidiaries for serving as our executive officers but, rather, receive compensation from our Manager. We will not reimburse our Manager for any compensation paid to our executive officers. Our management agreement does not require our executive officers to dedicate a specific amount of time to the conduct of our business and affairs or prohibit our executive officers from engaging in other activities or providing services to other persons, including affiliates of our Manager and Sponsor. Accordingly, our Manager has informed us that it cannot identify the portion of compensation it will award to our executive officers that relates solely to such executives’ services to us, as our Manager does not compensate its employees specifically for such services. Furthermore, we do not have employment agreements with our executive officers, we do not provide pension or retirement benefits, perquisites or other personal benefits to our executive officers, our executive officers have not received any nonqualified deferred compensation and we do not have arrangements to make payments to our executive officers upon their termination or in the event of a change in control of us.

Non-Employee Director Compensation

We commenced principal operations on October 28, 2020. For the year ended December 31, 2022, each of our non-employee directors received $20,000 in cash compensation for their service as directors. Going forward, we intend to establish a policy to compensate each of our non-employee directors on an annual basis paid in quarterly installments in arrears, which compensation may, in the sole discretion of our Board, be paid to members in the form of cash or equity, or a combination of both cash and equity. We also intend to adopt a unit ownership policy for our non-employee directors in order to better align our non-employee directors’ financial interests with those of our unitholders by requiring non-employee directors to own a minimum level of our Class A units.

We do not pay our directors additional fees for attending board meetings, but we reimburse each of our directors for reasonable out-of-pocket expenses incurred in connection with attending board and committee meetings (including, but not limited to, airfare, hotel and food). For the year ended December 31, 2022, all of our Board and committee meetings have been held virtually and our directors did not incur any expenses in connection with attending board or committee meetings.

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

As of March 24, 2023, there were 3,523,449 Class A units issued and outstanding, 100,000 Class B units issued and outstanding and one Class M unit issued and outstanding.

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

	Class A units Beneficially Owned		Class B units Beneficially Owned		Class M units Beneficially Owned
Name of Beneficial Owner	Number	Percent	Number	Percent	Number	Percent
Directors and Officers
Brandon E. Lacoff (1)(2)	207	*	100,000	100%	1	100%
Martin Lacoff (3)	12	*	—	—%	—	—%
All directors and officers as a group	219	*	100,000	100%	1	100%

5% Unitholders
Empirical Financial Services, LLC. d.b.a. Empirical Wealth Management (4)	257,739	7%	—	—%	—	—%
Belpointe PREP Manager, LLC (2)	—	—%	100,000	100%	—	100%

*	Represents less than 1%

(1)	Belpointe, LLC, our Sponsor, owns 206 Class A units and Belpointe Capital Management, LLC (“BCM”), an affiliate of our Sponsor, owns one Class A unit. Brandon E. Lacoff, the manager of our Sponsor and BCM, may be deemed to share voting and dispositive power with respect to the Class A units held by our Sponsor and BCM.

(2)	Belpointe PREP Manager, LLC, our Manager, owns 100,000 Class B units and one Class M unit, and Brandon E. Lacoff, the manager of our Manager, may be deemed to share voting and dispositive power with respect to the Class B units and Class M unit held by our Manager.

(3)	M&C Partners III, owns 12 Class A units and Martin Lacoff and his spouse share voting and dispositive power with respect to the Class A Units.

(4)	Based on information contained in a Schedule 13G/A filed with the SEC by Empirical Financial Services, LLC. d.b.a. Empirical Wealth Management (“Empirical”) on February 7, 2023. According to the Schedule 13G, as of December 31, 2022, Empirical had sole power to vote or direct the vote of 227,619 of our Class A units beneficially owned and sole power to dispose of or direct the disposition of 257,739 of our Class A units beneficially owned. The address of Empirical’s principal business office is 1420 5th Avenue, Suite 3150, Seattle, Washington 98101. The Schedule 13G/A provides information only as of December 31, 2022 and, consequently, the beneficial ownership of Empirical may have changed between December 31, 2022 and the filing date of this Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following describes all transactions during the year ended December 31, 2022 and all currently proposed transactions involving us, our executive officers, directors, Manager, Sponsor and any of their respective affiliates.

Our Transactions with Belpointe REIT

During the year ended December 31, 2021 we entered into a series of transaction with Belpointe REIT, Inc. Belpointe REIT was an affiliate of our Sponsor, and our Sponsor is indirectly owned by our Chief Executive Officer and beneficially owned by certain immediate family members of our Chief Executive Officer.

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

Our Affiliate Transactions

Our Transaction with Belpointe Investment Holding, LLC

In furtherance of the Merger, Belpointe REIT sold its (the “1991 Main Interest”) in the holding company for 1991 Main Street (“1991 Main”) to Belpointe Investment Holding, LLC (“BI Holding”), an affiliate of our Chief Executive Officer. As part of the transaction, BI Holding assumed a $10.8 million secured loan (the “Acquisition Loan”), and Belpointe REIT provided BI Holding with a $24.8 million loan, which was evidenced by a secured promissory note bearing interest at an annual rate of 5.0% and due and payable at maturity on September 14, 2022 (the “BI Secured Note”). Upon consummation of the Merger, we acquired the BI Secured Note as successor in interest to Belpointe REIT. The Acquisition Loan, including outstanding interest of less than $0.1 million, was repaid in full on April 22, 2022.

Pursuant to an Agreement to Accept Interest in Satisfaction of Obligations (the “Agreement to Accept”), effective November 30, 2021, we, through an indirect majority owned subsidiary, acquired the 1991 Main Interest from BI Holding in consideration of its payment to us of $0.3 million in interest that had accrued under the terms of the BI Secured Note through November 30, 2021, and in satisfaction of its remaining obligations under the BI Secured Note.

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

On June 28, 2022, for purposes of complying with the qualified opportunity fund requirements under the Code and related Treasury Regulations, we restructured the Norpointe Loan through an indirect majority-owned subsidiary (the “Restructured Norpointe Loan”). The Restructured Norpointe Loan was evidenced by a promissory note bearing interest at an annual rate of 5.0%, was due and payable on June 28, 2023, and was secured by a first mortgage lien on the Norpointe Property. On December 13, 2022, we repaid the Restructured Norpointe Loan, including accrued interest of less than $0.1 million, in full.

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

Management Fee, Class B Units and Expense Reimbursement

As compensation for its services under the Management Agreement, we pay our Manager a quarterly management fee at an annualized rate of 0.75%. The management fee is based on our NAV at the end of each fiscal quarter. During the years ended December 31, 2022 and 2021, we incurred management fees due to our Manager of $2.6 million and $0.7 million, respectively.

As additional compensation for its services under the Management Agreement, we issued our Manager 100,000 Class B units, representing all of our issued and outstanding Class B units. The Class B units entitle our Manager to 5% of any gain recognized by or distributed to us or recognized by or distributed from our Operating Companies or any subsidiary. As a result, any time we recognize an operating gain (excluding depreciation) or receive a distribution, whether from continuing operations, net sale proceeds, refinancing transactions or otherwise, our Manager is entitled to receive 5% of the aggregate amount of such gain or distribution, regardless of whether the holders of our Class A units have received a return of their capital. The allocation and distribution rights that our Manager is entitled to with respect to its Class B units may not be amended, altered or repealed, and the number of authorized Class B Units may not be increased or decreased, without the consent of our Manager. During the years ended December 31, 2022 and 2021, we did not make any Class B unit allocations or distributions to our Manager.

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

During the years ended December 31, 2022 and 2021, our Manager and its affiliates, including our Sponsor, incurred $2.9 million and $1.3 million, respectively, for fees and expenses on our behalf.

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

During the years ended December 31, 2022 and 2021, our Sponsor and its affiliates incurred $1.8 million and $0.8 million, respectively, for fees, expenses and employment costs on our behalf.

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

In connection with our acquisitions of 902-1020 First and 900 8th Avenue South, a development fee of 4.5% of total project costs will be charged throughout the course of each project (the “Development Fee”), of which one half was due at the close of each acquisition. In connection with our acquisition of 1991 Main Street, on March 29, 2022, we commenced construction on one of our properties located in Sarasota, Florida, and in connection therewith, due to an increase in scope of work, we agreed to increase the development fee payable to an affiliate of our Sponsor under the terms of our existing development management agreement from 4.0% to 4.25%. In addition, again due to the increase in scope of work, as well as due to increases in construction costs, we revised our construction budget. As a result of the increase in development fees and revisions to our construction budget, we incurred an additional upfront development fee of $2.5 million, which is included in Real estate under construction in our consolidated balance sheet. The remaining development fee will be earned throughout the project in accordance with the terms of the development management agreement.

The development company receiving the Development Fee is indirectly owned by our Chief Executive Officer and beneficially owned by certain immediate family members of our Chief Executive Officer. For additional details regarding our acquisitions of 1991 Main Street, 902-1020 First, and 900 8th Avenue South see, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Investments—Investments in Multifamily and Mixed-Use Rental Properties.”

During the year ended December 31, 2022, we incurred $4.3 million for development fees, of which zero was paid, and we incurred $1.5 million for employee reimbursement expenditures relating to projects under development, of which $1.2 million was paid. During the year ended December 31, 2021, we incurred $1.5 million for development fees, of which $1.5 million was paid, and we incurred $0.6 million for employee reimbursement expenditures relating to projects under development, of which $0.3 million was paid.

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

Item 14. Principal Accountant Fees and Services

The following table sets forth the aggregate fees for professional services provided by our independent registered public accounting firm, Citrin Cooperman & Company, LLP, for the years ended December 31, 2022 and 2021.

	Year Ended December 31, 2022	Year Ended December 31, 2021
Audit fees (1)	$134,575	$149,500
Tax fees (2)	—	3,500
Total	$134,575	$153,000

(1)	Audit fees consist of fees for services related to the annual audit of our fiscal 2022 and 2021 consolidated financial statements, reviews of our interim unaudited consolidated financial statements, and services that are normally provided in connection with statutory and regulatory filings and engagements.

(2)	Tax fees consist of fees for professional services rendered during 2021 for 2020 state and federal tax compliance.

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

(3) Exhibits: The following exhibits are filed with this Form 10-K:

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of April 21, 2021, by and among Belpointe PREP, LLC, BREIT Merger, LLC and Belpointe REIT, Inc.	S-11	333-255424	2.1	September 30, 2021
3.1	Certificate of Formation.	S-11	333-255424	3.1	September 30, 2021
3.2	Amended and Restated Limited Liability Company Operating Agreement.	S-11	333-255424	3.2	September 30, 2021
4.1	Subscription Agreement (included in Appendix B).	S-11	333-255424	4.1	September 30, 2021
10.1	Management Agreement, effective as of October 28, 2020, by and among Belpointe PREP, LLC, Belpointe PREP OC, LLC, Belpointe PREP TN OC, LLC, Belpointe PREP Manager, LLC and Belpointe LLC.	S-11	333-255424	10.1	September 30, 2021
10.2	Employee and Cost Sharing Agreement, effective as of October 28, 2020, by and among Belpointe PREP, LLC, Belpointe PREP OC, LLC, Belpointe PREP TN OC, LLC and Belpointe PREP Manager, LLC.	S-11	333-255424	10.2	September 30, 2021

10.3	Promissory Note, dated January 3, 2022.	8-K	001-40911	10.12	January 6, 2022
10.4	Mortgage Deed and Security Agreement, dated January 3, 2022.	8-K	001-40911	10.13	January 6, 2022
21*	Subsidiaries of Registrant.
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) or the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2023

Belpointe PREP, LLC

By:	/s/ Brandon E. Lacoff
Brandon E. Lacoff
Chairman of the Board and Chief Executive Officer

By:	/s/ Martin Lacoff
Martin Lacoff
Director, Chief Strategic Officer, Principal Financial Officer and Principal Accounting Officer

