Form 10-Q
period 2023-03-31
Belpointe PREP, LLC
filed 2023-05-15
CIK 1807046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Yes ☐ No ☒

As of May 5, 2023, the registrant had 3,523,449 Class A units, 100,000 Class B units and one Class M unit outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect the current views of Belpointe PREP, LLC, a Delaware limited liability company (together with its subsidiaries, the “Company,” “we,” “us,” or “our”) with respect to, among other things, our future results of operations and financial performance. In some cases, you can identify forward-looking statements by words such as “anticipate,” “approximately,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” and “would” or the negative version of these words or other comparable words or statements that do not relate strictly to historical or factual matters. By their nature, forward-looking statements speak only as of the date they are made, are not statements of historical fact or guarantees of future performance and are subject to risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify, including those risks described under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, a copy of which may be accessed here, and, in particular due to rising interest rates, increasing inflation and recent instability in the banking system, and the projected impact of such factors on our business, financial performance and operating results. Our expectations, beliefs and projections are expressed in good faith, and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will result or be achieved, and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Belpointe PREP, LLC

Consolidated Balance Sheets

(in thousands, except unit and per unit data)

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Real estate
Land	$38,741	$38,741
Building and improvements	17,929	17,843
Intangible assets	9,495	9,495
Real estate under construction	157,194	133,898
Total real estate	223,359	199,977
Accumulated depreciation and amortization	(2,225)	(1,719)
Real estate, net	221,134	198,258
Cash and cash equivalents	115,676	143,467
Other assets	15,959	12,270
Total assets	$352,769	$353,995

Liabilities
Due to affiliates	$5,689	$5,803
Lease liabilities	7,041	7,126
Accounts payable	2,880	1,686
Accrued expenses and other liabilities	8,396	6,728
Total liabilities	24,006	21,343

Commitments and contingencies

Members’ Capital
Class A units, unlimited units authorized, 3,523,449 units issued and outstanding at March 31, 2023 and December 31, 2022	326,553	329,482
Class B units, 100,000 units authorized, 100,000 units issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Class M units, one unit authorized, one unit issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Total members’ capital excluding noncontrolling interests	326,553	329,482
Noncontrolling interests	2,210	3,170
Total members’ capital	328,763	332,652
Total liabilities and members’ capital	$352,769	$353,995

See accompanying notes to consolidated financial statements.

Belpointe PREP, LLC

Consolidated Statements of Operations (Unaudited)

(in thousands, except unit and per unit data)

	Three Months Ended March 31,
	2023	2022
Revenue
Rental revenue	$497	$329
Total revenue	497	329

Expenses
Property expenses	1,018	907
General and administrative	1,771	1,641
Depreciation and amortization expense	512	284
Total expenses	3,301	2,832

Other (loss) income
Interest income	—	501
Other (expense) income	(3)	(7)
Total other (loss) income	(3)	494

Net loss	(2,807)	(2,009)
Net income attributable to noncontrolling interests	(3)	(7)
Net loss attributable to Belpointe PREP, LLC	$(2,810)	$(2,016)

Loss per Class A unit (basic and diluted)
Net loss per unit	$(0.80)	$(0.60)
Weighted-average units outstanding	3,523,449	3,382,149

See accompanying notes to consolidated financial statements.

Belpointe PREP, LLC

Consolidated Statements of Changes in Members’ Capital (Unaudited)

(in thousands, except unit and per unit data)

							Total
							Members’
							Capital
							Excluding		Total
	Class A units		Class B units		Class M unit		Noncontrolling	Noncontrolling	Member’s
	Units	Amount	Units	Amount	Units	Amount	Interests	Interests	Capital

Balance at January 1, 2023	3,523,449	$329,482	100,000	$—	1	$—	$329,482	$3,170	$332,652
Acquisition of Non-Controlling Interest (Note 5)	—	—	—	—	—	—	—	(963)	(963)
Offering costs	—	(119)	—	—	—	—	(119)	—	(119)
Net (loss) income	—	(2,810)	—	—	—	—	(2,810)	3	(2,807)
Balance at March 31, 2023	3,523,449	$326,553	100,000	$—	1	$—	$326,553	$2,210	$328,763

							Total
							Members’
							Capital
							Excluding		Total
	Class A units		Class B units		Class M unit		Noncontrolling	Noncontrolling	Member’s
	Units	Amount	Units	Amount	Units	Amount	Interest	Interest	Capital
Balance at January 1, 2022	3,382,149	$323,683	100,000	$—	1	$—	$323,683	$192	$323,875
Offering Costs	—	(20)	—	—	—	—	(20)	—	(20)
Net (loss) income	—	(2,016)	—	—	—	—	(2,016)	7	(2,009)
Balance at March 31, 2022	3,382,149	$321,647	100,000	$—	1	$—	$321,647	$199	$321,846

See accompanying notes to consolidated financial statements.

Belpointe PREP, LLC

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(2,807)	$(2,009)
Adjustments to net loss
Depreciation and amortization	512	284
Accretion of rent-related intangibles and deferred rental revenue	(151)	(47)
Increase in due to affiliates	594	26
Decrease (increase) in other assets	33	(220)
Decrease in accounts payable	(1)	(8)
Increase in accrued expenses and other liabilities	434	204
Net cash used in operating activities	(1,386)	(1,770)

Cash flows from investing activities
Development of real estate	(21,094)	(3,273)
Other investing activity	(75)	(2)
Funding of loans receivable	—	(34,955)
Acquisitions of real estate	—	(898)
Net cash used in investing activities	(21,169)	(39,128)

Cash flows from financing activities
Payment of offering costs	(97)	(113)
Other financing activities	(44)	1
Proceeds from subscriptions receivable	—	20,295
Net cash (used in) provided by financing activities	(141)	20,183

Net decrease in cash and cash equivalents and restricted cash	(22,696)	(20,715)

Cash and cash equivalents and restricted cash, beginning of period	144,967	192,346
Cash and cash equivalents and restricted cash, end of period	$122,271	$171,631

Cash paid during the period for interest, net of amount capitalized	$—	$—

See accompanying notes to consolidated financial statements.

BELPOINTE PREP, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Organization, Business Purpose and Capitalization

Organization and Business Purpose

Belpointe PREP, LLC (together with its subsidiaries, the “Company,” “we,” “us,” or “our”) is focused on identifying, acquiring, developing or redeveloping and managing commercial real estate located within “qualified opportunity zones.” We were formed on January 24, 2020 as a Delaware limited liability company and qualify as a partnership and qualified opportunity fund for U.S. federal income tax purposes.

At least 90% of our assets consist of qualified opportunity zone property, and all of our assets are held by, and all of our operations are conducted through, one or more operating companies (each an “Operating Company” and together, our “Operating Companies”), either directly or indirectly through their subsidiaries. We are externally managed by Belpointe PREP Manager, LLC (our “Manager”), an affiliate of our sponsor, Belpointe, LLC (our “Sponsor”). Subject to the oversight of our board of directors (our “Board”), our Manager is responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf.

Capitalization

On May 9, 2023, the U.S. Securities and Exchange Commission (the “SEC”) declared effective our registration statement on Form S-11, as amended (File No. 333-271262) (the “Follow-on Registration Statement”), registering the offer and sale of up to $750,000,000 of our Class A units on a continuous “best efforts” basis by any method deemed to be an “at the market” offering pursuant to Rule 415(a)(4) under the Securities Act of 1933, as amended (the “Securities Act”), including by offers and sales made directly to investors or through one or more agents (our “Follow-on Offering”).

In connection with the Follow-on Registration Statement, we entered into a non-exclusive dealer manager agreement with Emerson Equity LLC (“Dealer Manager”), a registered broker-dealer, for the sale of our Class A units through the Dealer Manager. The Dealer Manager will enter into participating dealer agreements and wholesale agreements with other broker-dealers, referred to as “selling group members,” to authorize those broker-dealers to solicit offers to purchase our Class A units. We will pay our Dealer Manager commissions of up to 0.25%, and the selling group members commissions ranging from 0.25% to 4.50%, of the principal amount of Class A unit sold in the Follow-on Offering.

In addition, the Follow-on Registration Statement constitutes a post-effective amendment to the registration statement on Form S-11, as amended (File No. 333-255424), registering the offer and sale of our ongoing initial public offering of up to $750,000,000 of our Class A units, declared effective by the SEC on September 30, 2021, of which $522,656,100 remained unsold as of May 9, 2023 (our “Primary Offering” and, together with our Follow-on Offering, our “Public Offerings”).

The purchase price for Class A units in the Public Offering will be the lesser of (i) the current net asset value (the “NAV”) of our Class A units, and (ii) the average of the high and low sale prices of our Class A units on the NYSE American (the “NYSE”) during regular trading hours on the last trading day immediately preceding the investment date on which the NYSE was open for trading and trading in our Class A units occurred. As of May 9, 2023 the assumed NAV of our Class A units was equal to $100.00 per Class A unit. Our Manager will calculate our NAV within approximately 60 days of the last day of each quarter (the “Determination Date”). Any adjustment to our NAV will take effect as of the first business day following its public announcement. Our adjusted NAV will be equal to our adjusted NAV as of the Determination Date (rounded to the nearest dollar) divided by the number of Class A units outstanding on the Determination Date.

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

In the opinion of management, all adjustments considered necessary for a fair presentation of our financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The consolidated financial statements as of March 31, 2023, and for the three months ended March 31, 2023 and 2022, are unaudited and may not include year-end adjustments necessary to make them comparable to audited results. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2022, included in our Annual Report on Form 10-K. The operating results for interim periods are not necessarily indicative of operating results for any other interim period or for the entire year.

Basis of Consolidation

The accompanying unaudited consolidated financial statements reflect all of our accounts, including those of our controlled subsidiaries. The portion of members’ capital in controlled subsidiaries that are not attributable, directly or indirectly, to us are presented in noncontrolling interests. All significant intercompany accounts and transactions have been eliminated.

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

The following table presents the financial data of the consolidated VIEs included in the consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively (amounts in thousands):

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Real estate
Land	$24,967	$24,967
Building and improvements	11,383	11,297
Intangible assets	6,725	6,725
Real estate under construction	157,045	133,773
Total real estate	200,120	176,762
Accumulated depreciation and amortization	(1,045)	(672)
Real estate, net	199,075	176,090
Cash and cash equivalents	99,424	124,159
Other assets	15,424	11,773
Total assets	$313,923	$312,022

Liabilities
Due to affiliates	$4,029	$4,399
Lease liabilities	5,316	5,350
Accounts payable	2,875	1,679
Accrued expenses and other liabilities	7,401	6,064
Total liabilities	$19,621	$17,492

An interest in a VIE requires reconsideration when an event occurs that was not originally contemplated. At each reporting period we will reassess whether there are any events that require us to reconsider our determination of whether an entity is a VIE and whether it should be consolidated.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the Jump Start Our Business Startups Act of 2012 (“JOBS Act”). Under Section 107 of the JOBS Act, emerging growth companies are permitted to use an extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards that have different effective dates for public and private companies. We have elected to use the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an emerging growth company, or (ii) affirmatively and irrevocably opt out of the extended transition period provided in Section 7(a)(2)(B). By electing to extend the transition period for complying with new or revised accounting standards, these consolidated financial statements may not be comparable to the consolidated financial statements of companies that comply with public company effective dates.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and the accompanying notes. Actual results could materially differ from those estimates.

Restricted Cash

Restricted cash consists of amounts required to be reserved pursuant to contractual obligations and amounts held in escrow on behalf of the company. The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the unaudited consolidated statements of cash flows (amounts in thousands):

	March 31, 2023	December 31, 2022
	(unaudited)
Cash and cash equivalents	$115,676	$143,467
Restricted cash (1)	6,595	1,500
Total cash and cash equivalents and restricted cash	$122,271	$144,967

(1)	Restricted cash is included within Other assets on our consolidated balance sheets.

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. ASU 2016-13 introduces a new model for estimating credit losses based on current expected credit losses for certain types of financial instruments, including loans receivable, held-to-maturity debt securities, and net investments in direct financing leases, amongst other financial instruments. ASU 2016-13 also modifies the impairment model for available-for-sale debt securities and expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for losses. ASU 2016-13 does not apply to receivables arising from operating leases, which are within the scope of ASU 2016-02, Leases (Topic 842).

We adopted ASU 2016-13 on January 1, 2023 using the modified retrospective method. The adoption of this standard did not have a material impact on our unaudited consolidated financial statements, and no cumulative-effect adjustment was recorded to retained earnings.

Note 3 – Leases

Lessor Accounting

We own rental properties which are leased to tenants under operating leases with current expirations ranging from 2023 to 2040, with options to extend or terminate the leases. Revenues from such leases are reported as Rental revenue in our unaudited consolidated statements of operations, and are comprised of (i) lease components, which includes fixed and variable lease payments and (ii) non-lease components which includes reimbursements of property level operating expenses. We do not separate non-lease components from the related lease components as allowed under the Accounting Standards Codification (“ASC”) 842 practical expedient, as the timing and pattern of transfer are the same, and account for the combined component in accordance with ASC 842.

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

The following table summarizes the components of lease revenues (amounts in thousands):

	Three Months Ended March 31,
	2023	2022
Fixed lease revenues	$266	$212
Variable lease revenues (1)	81	70
Lease revenues (2) (3)	$347	$282

(1)	Includes reimbursements for property taxes, insurance, and common area maintenance services.

(2)	Excludes lease intangible amortization of $0.1 million for the three months ended March 31, 2023 and 2022.

(3)	Excludes straight-line rent of less than $0.1 million for the three months ended March 31, 2023 and 2022.

In certain of our leases, the tenant is obligated to pay the real estate taxes, insurance, and certain other expenses directly to the vendor. These obligations, which have been assumed by the tenants, are not reflected in our unaudited consolidated financial statements. To the extent any such tenant defaults on its lease or if it is deemed probable that the tenant will fail to pay for such obligations, a liability for such obligations would be recorded.

We assess the collectability of substantially all lease payments due by reviewing a tenant’s payment history or financial condition. Changes to collectability are recognized as a current period adjustment to rental revenue. We have assessed the collectability of all recorded lease revenues as probable as of March 31, 2023.

Lessee Accounting

Ground Lease

We are a lessee under a ground lease in Sarasota, Florida, which is classified as a financing lease. As of March 31, 2023, we have exercised an option to acquire the underlying property, and the acquisition is expected to close in the third quarter of 2023. Accordingly, finance lease liabilities of $5.1 million and $5.0 million are included in Lease liabilities in our consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively, which represent our obligation to make payments under this ground lease. During the three months ended March 31, 2023, we capitalized $0.1 million of interest related to this ground lease on one of our development investments which is included in Real estate under construction in our unaudited consolidated balance sheet.

There are no operating leases for which we are the lessee, therefore there are no related ROU assets or lease liabilities as of March 31, 2023 and December 31, 2022.

Note 4 – Related Party Arrangements

Our Relationship with Our Manager and Sponsor

Our Manager and its affiliates, including our Sponsor, will receive fees or reimbursements in connection with our Public Offerings and the management of our investments.

The following table presents a summary of fees incurred on our behalf by, and expenses reimbursable to, our Manager and its affiliates, including our Sponsor, in accordance with the terms of the relevant agreements (amounts in thousands):

	Three Months Ended March 31,
	2023	2022
	(unaudited)	(unaudited)
Amounts included in the Consolidated Statements of Operations
Costs incurred by our Manager and its affiliates (1)	$670	$534
Management fees	661	634
Insurance	106	107
Director compensation	20	20
	$1,457	$1,295

Capitalized costs included in the Consolidated Balance Sheets
Development fee and reimbursements	$977	$1,853
Insurance (2)	517	41
	$1,494	$1,894

(1)	Includes wage, overhead and other reimbursements to our Manager and its affiliates, including our Sponsor, which are included in General and administrative expenses on the unaudited consolidated statements of operations.

(2)	During the three months ended March 31, 2023 and 2022, we incurred insurance premiums of $0.1 million and $4.5 million, respectively, pertaining to insurance policies with effective dates that commenced during the period. During the three months ended March 31, 2023 and 2022, $0.5 million and less than $0.1 million, respectively, was amortized into Real estate under construction on our unaudited consolidated balance sheets.

The following table presents a summary of amounts included in Due to affiliates in the consolidated balance sheets (amounts in thousands):

	March 31, 2023	December 31, 2022
	(unaudited)
Due to affiliates
Development fees	$3,347	$4,256
Employee cost sharing and reimbursements (1)	1,641	866
Management fees	661	661
Director compensation	40	20
	$5,689	$5,803

(1)	Includes wage, overhead and other reimbursements to our Manager and its affiliates, including our Sponsor.

Public Offering Expenses

Our Manager and its affiliates, including our Sponsor, will be reimbursed, for offering expenses incurred in connection with our Public Offerings. We became liable to reimburse our Manager and its affiliates, including our Sponsor, when the first closing was held in connection with our Primary Offering, which occurred in October 2021.

There were no Primary Offering expenses incurred by our Manager and its affiliates during the three months ended March 31, 2023 and 2022.

Other Operating Expenses

Pursuant to the Management Agreement, we reimburse our Manager, Sponsor and their respective affiliates for actual expenses incurred on our behalf in connection with the selection, acquisition or origination of investments, whether or not we ultimately acquire or originate an investment. We also reimburse our Manager, Sponsor and their respective affiliates for out-of-pocket expenses paid to third parties in connection with providing services to us.

Pursuant to the Employee and Cost Sharing Agreement, we reimburse our Sponsor and our Manager for expenses incurred for our allocable share of the salaries, benefits and overhead of personnel providing services to us. During the three months ended March 31, 2023 and 2022, our Manager and its affiliates, including our Sponsor, incurred operating expenses of $0.6 million and $0.5 million, respectively, on our behalf. The expenses are payable, at the election of the recipient, in cash, by issuance of our Class A units at the then-current NAV, or through some combination of the foregoing. As of March 31, 2023, all expenses incurred since inception have been paid in cash.

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

Pursuant to the Management Agreement, we pay our Manager a quarterly management fee in arrears of one-fourth of 0.75%. The management fee is based on our NAV at the end of each quarter. As of the quarter ended March 31, 2023, our assumed NAV was $100.00 per Class A unit. Our Manager will calculate and announce our NAV within approximately 60 days of the last day of each quarter. Any adjustment to our NAV will take effect as of the first business day following its public announcement. For the three months ended March 31, 2023 and 2022, we incurred management fees of $0.7 million and $0.6 million, respectively, which are included in Property expenses in our unaudited consolidated statements of operations.

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

During the three months ended March 31, 2023 and 2022, we incurred development fees earned during the construction phase of $0.7 million and $1.6 million, respectively. As of March 31, 2023 and December 31, 2022, $3.3 million and $4.3 million, respectively, remained due and payable to our affiliates for development fees.

During the three months ended March 31, 2023 and 2022, we incurred employee reimbursement expenditures to our affiliates acting as development managers of $0.4 million and $0.3 million, respectively, of which $0.3 million and $0.2 million, respectively, is included in Real estate under construction in our unaudited consolidated balance sheets, and $0.1 million and $0.1 million, respectively, is included in General and administrative expenses in our unaudited consolidated statements of operations. As of March 31, 2023 and December 31, 2022, $0.6 million and $0.3 million, respectively, remained due and payable to our affiliates for employee reimbursement expenditures.

Acquisition Fees

We will pay our Manager, Sponsor, or an affiliate of our Manager or Sponsor, an acquisition fee equal to 1.5% of the total value of any acquisition transaction, including any acquisition through merger with another entity (but excluding any transactions in which our Sponsor, or an affiliate of our Manager or Sponsor, would otherwise receive a development fee). We did not incur any acquisition fees during the three months ended March 31, 2023 and 2022, since all investments acquired during these periods were, or will be, subject to payment of development fees.

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

During the three months ended March 31, 2023 and 2022, we obtained insurance premiums in the aggregate amount of $0.1 million and $4.5 million, respectively, from which Belpointe Specialty Insurance earned commissions of less than $0.1 million and $0.4 million, respectively. For each of the three months ended March 31, 2023 and 2022, Belpointe Specialty Insurance earned administration fees of less than $0.1 million. Insurance premiums are prepaid and are included in Other assets on the unaudited consolidated balance sheets. With respect to our properties under development, for the three months ended March 31, 2023 and 2022, $0.5 million and less than $0.1 million, respectively, were amortized into Real estate under construction on the unaudited consolidated balance sheets. As it pertains to our operating properties, for the three months ended March 31, 2023 and 2022, $0.1 million and $0.1 million, respectively, were amortized into Property expenses on the unaudited consolidated statements of operations.

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

Note 5 – Real Estate, Net

Acquisitions of Real Estate During 2023

On June 28, 2022, through an indirect majority-owned subsidiary of our Operating Company, we acquired a 70.2% controlling interest (the “CMC Interest”) in CMC Storrs SPV, LLC (“CMC”), a holding company for an approximately 60-acre site located in Mansfield, Connecticut. As part of the transaction two unaffiliated joint venture partners (the “CMC JV Partners”) were deemed to have made initial capital contributions to CMC. Following our acquisition of the CMC Interest, we discovered that one of the CMC JV Partners had misappropriated cash from the other’s cash account. Accordingly, the CMC JV Partner forfeited $1.0 million, or 29.8%, of their noncontrolling interest in CMC on March 24, 2023 (a non-cash financing activity during the three months ended March 31, 2023). As a result of the forfeiture, we indirectly own a 100% controlling interest in CMC.

Depreciation expense was $0.2 million for each of the three months ended March 31, 2023 and 2022, and is included in Depreciation and amortization expense on the unaudited consolidated statements of operations.

Real Estate Under Construction

The following table provides the activity of our Real estate under construction in the consolidated balance sheets (amounts in thousands):

	March 31, 2023	December 31, 2022
	(unaudited)
Beginning balance	$ 133,898	$ 76,882
Capitalized costs (1) (2)	23,102	45,907
Land held for development (3)	91	10,958
Capitalized interest	103	151
	$ 157,194	$ 133,898

(1)	Includes development fees and employee reimbursement expenditures of $1.0 million and $5.6 million for the three months ended March 31, 2023 and the year ended December 31, 2022, respectively.

(2)	Includes direct and indirect project costs to the construction and development of real estate projects, including but not limited to loan fees, property taxes and insurance, incurred of $0.6 million and $2.2 million for the three months ended March 31, 2023 and the year ended December 31, 2022, respectively.

(3)	Includes ground lease payments and straight-line rent adjustments incurred of zero and $0.8 million for the three months ended March 31, 2023 and the year ended December 31, 2022, respectively.

Real estate under construction includes non-cash investing activity of $9.7 million for the three months ended March 31, 2023 (inclusive of unpaid development fees of $0.7 million, and unpaid employee cost sharing and reimbursements of $0.3 million) and $13.9 million for the year ended December 31, 2022.

Note 6 – Intangible Assets and Liabilities

Intangible assets and liabilities are summarized as follows (amounts in thousands):

	March 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(unaudited)	(unaudited)	(unaudited)
Finite-Lived Intangible Assets
In-place leases	$3,836	$(1,094)	$2,742	$3,836	$(791)	$3,045
Indefinite-Lived Intangible Assets
Development rights	5,659	—	5,659	5,659	—	5,659
Total intangible assets	$9,495	$(1,094)	$8,401	$9,495	$(791)	$8,704

Finite-Lived Intangible Liabilities
Below-market leases	$(2,517)	$552	$(1,965)	$(2,517)	$411	$(2,106)
Total intangible liabilities	$(2,517)	$552	$(1,965)	$(2,517)	$411	$(2,106)

In-place lease and development right intangible assets, noted above, are included in Intangible assets on the consolidated balance sheets. Below-market lease liabilities, noted above, are included in Lease liabilities on the consolidated balance sheets.

Amortization of in-place lease intangible assets was $0.3 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively, and is included in Depreciation and amortization expense on the unaudited consolidated statements of operations.

Amortization of below-market lease liabilities was $0.1 million and $0.1 million for each of the three months ended March 31, 2023 and 2022 and is included in Rental revenue on the unaudited consolidated statements of operations.

Note 7 – Loans Receivable

On September 30, 2021, we lent approximately $3.5 million to CMC pursuant to the terms of a secured promissory note bearing interest at an annual rate of 12.0% and due and payable on June 27, 2022 (the “CMC Loan”). On June 28, 2022, the CMC Loan was repaid in full, including accrued interest of $0.3 million.

On January 3, 2022, we provided a $30.0 million commercial mortgage loan to Norpointe, LLC (“Norpointe”), an affiliate of our Chief Executive Officer, pursuant to the terms of a secured promissory note bearing interest at an annual rate of 5.0% and due and payable on December 31, 2022 (the “Norpointe Loan”). On June 28, 2022, for purposes of complying with the qualified opportunity fund requirements under the Code and related Treasury Regulations, we restructured the Norpointe Loan through an indirect majority owned subsidiary (the “Restructured Norpointe Loan”). The Restructured Norpointe Loan was evidenced by a secured promissory note bearing interest at an annual rate of 5.0%, due and payable on June 28, 2023. On December 13, 2022, the Restructured Norpointe Loan was repaid in full, including accrued interest of less than $0.1 million.

On February 23, 2022, we provided an approximately $5.0 million commercial mortgage loan to Visco Propco, LLC (“Visco”) pursuant to the terms of a secured promissory note bearing interest at an annual rate of 6.0% and due and payable on February 18, 2023 (the “Visco Loan”). On December 2, 2022, the Visco Loan was repaid in full, including accrued interest of $0.2 million.

Interest income from loans receivable was zero and $0.5 million for the three months ended March 31, 2023 and 2022, respectively, and is included in Interest income in our unaudited consolidated statements of operations.

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

We estimated that our financial assets and liabilities had fair values that approximated their carrying values as of March 31, 2023 and December 31, 2022.

Note 9 – Members’ Capital

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

There were no units issued during the three months ended March 31, 2023 and 2022. As of March 31, 2023 and December 31, 2022, there were 3,523,449 Class A units, 100,000 Class B units and one Class M unit issued and outstanding.

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

Basic and Diluted Loss Per Class A Unit

For the three months ended March 31, 2023, the basic and diluted weighted-average units outstanding were 3,523,449. For the three months ended March 31, 2023, net loss attributable to Class A units was $2.8 million, and the loss per basic and diluted unit was $0.80.

For the three months ended March 31, 2022, the basic and diluted weighted-average units outstanding were 3,382,149. For the three months ended March 31, 2022, net loss attributable to Class A units was $2.0 million, and the loss per basic and diluted unit was $0.60.

Note 10 – Commitments and Contingencies

As of March 31, 2023, we were not subject to any material litigation nor were we aware of any material litigation threatened against us.

During the three months ended March 31, 2022, we entered into a construction management agreement in connection with the development of one of our commercial real estate properties. As of March 31, 2023, we had an unfunded capital commitment of $128.8 million (excluding capitalized interest, development fees and indirect project costs) under the terms of this agreement. We expect to incur this capital commitment incrementally over the course of the next 15 months. As of March 31, 2023, $8.8 million, inclusive of retainage of $3.3 million, is outstanding and payable in connection with this development.

Note 11 – Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring after the balance sheet date through the date the unaudited consolidated financial statements were available for issuance require potential adjustment to or disclosure in the unaudited consolidated financial statements and has concluded that, except as set forth below, all such events or transactions that would require recognition or disclosure have been recognized or disclosed.

In April 2023, we entered into a construction management agreement in connection with the development of one of our commercial real estate properties. The construction management agreement contains terms and conditions that are customary for a project of this type and will be subject to a guaranteed maximum price of $48.6 million.

In May 2023, BPOZ 1991 Main, LLC, an indirect wholly-owned subsidiary of our Operating Company, entered into a variable-rate construction loan agreement for $130.0 million (the “1991 Main Construction Loan”). The 1991 Main Construction Loan bears interest equal to 1-month term Secured Overnight Financing Rate plus 345 basis points subject to a minimum all-in per annum interest rate of 8.51%, and is for an initial term of four years, with a one-year extension option. In connection with the 1991 Main Construction Loan, we purchased an interest rate cap with a strike price of 5.07% to hedge our variable-rate interest exposure.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022 (our “Annual Report”) filed with the U.S. Securities and Exchange Commission on March 31, 2023, a copy of which may be accessed here. As discussed in the section entitled “Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section entitled “Risk Factors” included our Annual Report.

Overview

We are the only publicly traded qualified opportunity fund listed on a national securities exchange. We are a Delaware limited liability company formed on January 24, 2020, and we currently intend to operate in a manner that will allow us to qualify as a partnership for U.S. federal income tax purposes. We are focused on identifying, acquiring, developing or redeveloping and managing commercial real estate located within qualified opportunity zones. At least 90% of our assets consist of qualified opportunity zone property. We qualified as a qualified opportunity fund beginning with our taxable year ended December 31, 2020. Because we are a qualified opportunity fund certain of our investors are eligible for favorable capital gains tax treatment on their investments.

All of our assets are held by, and all of our operations are conducted through, one or more of our Operating Companies, either directly or indirectly through their subsidiaries. We are externally managed by Belpointe PREP Manager, LLC (our “Manager”), which is an affiliate of our sponsor, Belpointe, LLC (our “Sponsor”).

On May 9, 2023, the U.S. Securities and Exchange Commission (the “SEC”) declared effective our registration statement on Form S-11, as amended (File No. 333-271262) (the “Follow-on Registration Statement”), registering the offer and sale of up to $750,000,000 of our Class A units on a continuous “best efforts” basis by any method deemed to be an “at the market” offering pursuant to Rule 415(a)(4) under the Securities Act of 1933, as amended (the “Securities Act”), including by offers and sales made directly to investors or through one or more agents (our “Follow-on Offering”).

In connection with the Follow-on Registration Statement, we entered into a non-exclusive dealer manager agreement with Emerson Equity LLC (“Dealer Manager”), a registered broker-dealer, for the sale of our Class A units through the Dealer Manager. The Dealer Manager will enter into participating dealer agreements and wholesale agreements with other broker-dealers, referred to as “selling group members,” to authorize those broker-dealers to solicit offers to purchase our Class A units. We will pay our Dealer Manager commissions of up to 0.25%, and the selling group members commissions ranging from 0.25% to 4.50%, of the principal amount of Class A unit sold in the Follow-on Offering.

In addition, the Follow-on Registration Statement constitutes a post-effective amendment to the registration statement on Form S-11, as amended (File No. 333-255424), registering the offer and sale of our ongoing initial public offering of up to $750,000,000 of our Class A units, declared effective by the SEC on September 30, 2021, of which $522,656,100 remained unsold as of May 9, 2023 (our “Primary Offering” and, together with our Follow-on Offering, our “Public Offerings”).

The purchase price for Class A units in our Public Offerings will be the lesser of (i) the current net asset value (the “NAV”) of our Class A units, and (ii) the average of the high and low sale prices of our Class A units on the NYSE American (the “NYSE”) during regular trading hours on the last trading day immediately preceding the investment date on which the NYSE was open for trading and trading in our Class A units occurred. As of May 9, 2023 the assumed NAV of our Class A units was equal to $100.00 per Class A unit. Our Manager will calculate our NAV within approximately 60 days of the last day of each quarter (the “Determination Date”). Any adjustment to our NAV will take effect as of the first business day following its public announcement. Our adjusted NAV will be equal to our adjusted NAV as of the Determination Date (rounded to the nearest dollar) divided by the number of Class A units outstanding on the Determination Date.

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

Our Investments

As of the date of this Form 10-Q, our investment portfolio consisted of the following multifamily and mixed-use rental properties:

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

During the year ended December 31, 2022, we entered into a construction management agreement for the development of 1991 Main. The construction management agreement contains terms and conditions that are customary for a project of this type and will be subject to a guaranteed maximum price (a “GMP”). We currently anticipate that the remaining funding for construction and soft costs associated with the development will be a minimum of $189.3 million, inclusive of the GMP, and are building to an estimated unlevered yield of greater than 6%. The development is currently under construction, and we expect initial occupancies to occur in the first half of 2024. Construction is expected to be completed by the end of 2024.

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

In April 2023, we entered into a construction management agreement in connection with the development of 902-1020 First. The construction management agreement contains terms and conditions that are customary for a project of this type and will be subject to a GMP of $48.6 million.

902-1020 First is located in the downtown district of St. Petersburg, one mile west of Tampa Bay and the downtown waterfront district, as a Walk Score® ranking of 96 out of 100 and features direct access to downtown amenities such as public parking, restaurants, museums and cultural sites.

900 First Avenue North (“900 First”) is a parcel of land with a two-tenant retail building which we acquired for an aggregate purchase price of $2.5 million, inclusive of transaction costs. 900 First will remain a two-tenant retail building and we have taken the additional development rights and added them to 902-1020 First.

St. Petersburg placed 44th on Niche’s 2023 Best Cities to Live in America list, earning an Overall Niche Grade of A. St. Petersburg is the 5th largest city in Florida and the 88th largest city in the United States and has an average annual population growth rate of approximately 1.57% since 2020. Downtown St. Petersburg is one of the fastest growing neighborhoods in the Tampa-St. Petersburg-Clearwater metropolitan statistical area (“MSA”) and has experienced increased demand in recent years because of proximity to the water, sporting events, shopping, bars and restaurants in the neighborhood. The Tampa-St. Petersburg-Clearwater MSA is home to more than 20 corporate headquarters, seven of which are Fortune 1000 companies. The St. Petersburg area also includes a branch of St. Petersburg College and the University of South Florida St. Petersburg and is home to two professional sports teams, the Tampa Bay Rays (Major League Baseball) and the Tampa Bay Rowdies (United Soccer League Championship).

1701, 1702 and 1710 Ringling Boulevard – Sarasota, Florida – 1701 Ringling Boulevard (“1701 Ringling”) and 1710 Ringling Boulevard (“1710 Ringling”) make up a 1.6-acre site, consisting of a six-story office building and a parking lot which we acquired for an aggregate purchase price of $7.0 million, inclusive of transaction costs. We currently anticipate that 1701 Ringling will be renovated into a modern office building, consisting of approximately 80,000 square feet of rentable space, with 1710 Ringling consisting of an approximately 128-space parking lot. Upon acquiring 1701 Ringling, we entered into a new lease agreement with the existing tenant covering approximately 42,000 square feet for an initial term of 20 years, and several lease extension options. Renovations to 1701 Ringling will include the creation of a glass front lobby area, the conversion of the existing freight elevator into an oversized passenger elevator and the reinstallation of windows into the façade.

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

1701-1710 Ringling is located within the historic downtown Sarasota area along Ringling Boulevard, a major two-way arterial road, with good access to the surrounding Sarasota market, as well as easy access to Interstate 75 and the greater Tampa-St Petersburg area. 1701-1710 Ringling has a Walk Score® ranking of 93 out of 100, and is located in a high foot traffic area close to a number of popular restaurants and retail establishments. Overall, the neighborhood is in the stable to growth trend stage of its life cycle.

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

In connection with our acquisition of Nashville No. 1, an unaffiliated third party (the “JV Partner”) assigned the purchase and sale agreement for 900 8th Avenue South together with a previously paid property deposit to the indirect holding company for 900 8th Avenue South in exchange for the JV Partner’s deemed initial capital contribution and a promissory note (the “900 Eighth Promissory Note”) in the amount of $$0.2 million and bearing interest at the greater of (i) 1% per annum, or (ii) the short-term adjusted applicable federal rate for the current month for purposes of Section 1288(b) of the U.S. Internal Revenue Code of 1986, as amended (the “Code”). The 900 Eighth Promissory Note was repaid in full in April 2022.

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

Nashville No. 1 is located in central Nashville at the north end of the 8th Avenue south district, has a Walk Score® ranking of 85 out of 100, and is located within walking distance of a number of popular retail, dining and nightlife establishments in downtown Nashville.

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

Results of Operations

The following table sets forth information regarding our unaudited consolidated results of operations during the three months ended March 31, 2023 and 2022 (amounts in thousands).

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Revenue
Rental revenue	$497	$329	$168	51%
Total revenue	497	329	168	51%

Expenses
Property expenses	1,018	907	111	12%
General and administrative	1,771	1,641	130	8%
Depreciation and amortization expense	512	284	228	80%
Total expenses	3,301	2,832	469	17%

Other (loss) income
Interest income	—	501	(501)	(100)%
Other (expense) income	(3)	(7)	4	(57)%
Total other (loss) income	(3)	494	(497)	(101)%

Net loss	(2,807)	(2,009)	(798)	40%
Net income attributable to noncontrolling interests	(3)	(7)	4	(57)%
Net loss attributable to Belpointe PREP, LLC	$(2,810)	$(2,016)	$(794)	39%

Revenue

Rental Revenue

During the three months ended March 31, 2023 as compared to the same period in 2022, rental revenue increased by $0.2 million. This increase is primarily due to an increase in lease revenues as a result of a full year of activity related to our 2022 property acquisitions, partially offset by a decrease in rental revenue as a result of the sole tenant vacating 1900 Fruitville.

Expenses

Property Expenses

During the three months ended March 31, 2023 and 2022, property expenses consisted of management fees, property operational expenses, real estate taxes, and utilities and insurance expenses incurred in relation to our property acquisitions.

During the three months ended March 31, 2023, as compared to the same period in 2022, property expenses increased by $0.1 million. This increase is primarily due to our acquisition of additional properties during 2022.

General and Administrative

During the three months ended March 31, 2023 and 2022, general and administrative expenses primarily consisted of employee cost sharing expenses (pursuant to our management agreement and employee and cost sharing agreement), marketing expenses, legal, audit, tax and accounting fees. During the three months ended March 31, 2023 as compared to the same period in 2022, general and administrative expenses were substantially flat.

Depreciation and Amortization

During the three months ended March 31, 2023 as compared to the same period in 2022, depreciation and amortization increased by $0.2 million. This increase is primarily due to our acquisition of operating properties during 2022.

Other Income (Loss)

Interest Income

On September 30, 2021, we lent approximately $3.5 million to CMC pursuant to the terms of a secured promissory note bearing interest at an annual rate of 12.0% and due and payable on June 27, 2022 (the “CMC Loan”). On June 28, 2022, the CMC Loan was repaid in full, including accrued interest of $0.3 million.

On January 3, 2022, we provided a $30.0 million commercial mortgage loan to Norpointe, LLC (“Norpointe”), an affiliate of our Chief Executive Officer, pursuant to the terms of a secured promissory note bearing interest at an annual rate of 5.0% and due and payable on December 31, 2022 (the “Norpointe Loan”). On June 28, 2022, for purposes of complying with the qualified opportunity fund requirements under the Code and related Treasury Regulations, we restructured the Norpointe Loan through an indirect majority owned subsidiary (the “Restructured Norpointe Loan”). The Restructured Norpointe Loan was evidenced by a secured promissory note bearing interest at an annual rate of 5.0%, due and payable on June 28, 2023. On December 13, 2022, the Restructured Norpointe Loan was repaid in full, including accrued interest of less than $0.1 million.

On February 23, 2022, we provided an approximately $5.0 million commercial mortgage loan to Visco Propco, LLC (“Visco”) pursuant to the terms of a secured promissory note bearing interest at an annual rate of 6.0% and due and payable on February 18, 2023 (the “Visco Loan”). On December 2, 2022, the Visco Loan was repaid in full, including accrued interest of $0.2 million.

During the three months ended March 31, 2022, interest income was $0.5 million and is primarily related to interest of $0.4 million earned on the Norpointe Loan, $0.1 million earned on the CMC Loan, and less than $0.1 million earned on the Visco Loan. There was no comparable activity during the three months ended March 31, 2023 since all loans were repaid in full during 2022.

Other Income (Expense)

For the three months ended March 31, 2023, other income (expense) primarily relates to sales tax in connection with the 1991 Main parking garage easement agreement. For the three months ended March 31, 2022, other income (expense) relates to sales tax in connection with the 1991 Main parking garage easement agreement and interest expense on the 900 Eighth Promissory Note.

Liquidity and Capital Resources

Our primary needs for liquidity and capital resources are to fund our investments, including construction and development costs, pay our Public Offering and operating fees and expenses, pay any distributions that we make to the holders of our units and pay interest on any outstanding indebtedness that we incur.

Our Public Offering and operating fees and expenses include, among other things, legal, audit and valuation fees and expenses, federal and state filing fees, SEC, FINRA and NYSE filing fees, commissions to our Dealer Manager and selling group members, printing expenses, administrative fees, transfer agent fees, marketing and distribution fees, the management fee that we pay to our Manager, and fees and expenses related to acquiring, financing, appraising, and managing our commercial real estate properties. We do not have office or personnel expenses as we do not have any employees.

Where our Manager and its affiliates, including our Sponsor, have funded, and in the future if they continue to fund, our liquidity and capital resource needs by advancing us Public Offering and operating fees and expenses, we reimburse our Manager and its affiliates, including our Sponsor, pursuant to the terms of our management agreement and employee and cost sharing agreement. Fees payable and expenses reimbursable to our Manager and its affiliates, including our Sponsor, may be paid, at the election of the recipient, in cash, by issuance of our Class A Units at the then-current NAV, or through some combination of the foregoing. There were no organization or Primary Offering fees and expenses incurred by our Manager and its affiliates during the three months ended March 31, 2023 and 2022. During the three months ended March 31, 2023 and 2022, our Manager and its affiliates, including our Sponsor, incurred operating expenses of $0.6 million and $0.5 million, respectively, on our behalf.

During the year ended December 31, 2022, our indirect wholly owned subsidiary entered into a construction management agreement for the development of 1991 Main. For additional details regarding our acquisition of 1991 Main, see “—Our Investments—1991 Main Street – Sarasota Florida.” The construction management agreement contains terms and conditions that are customary for a project of this type and will be subject to guaranteed maximum price. As of March 31, 2023, we had an unfunded capital commitment of $128.8 million under the terms of this agreement. We currently anticipate that the remaining funding for construction and soft costs associated with the development of 1991 Main will be a minimum of $189.3 million (inclusive of the aforementioned unfunded capital commitment).

We expect to obtain the liquidity and capital resources that we need over the short and long-term from the proceeds of our Public Offerings and any future offerings that we may conduct, from the advancement of reimbursable fees and expenses by our Manager and its affiliates, including our Sponsor, from secured or unsecured financings from banks and other lenders and from any undistributed funds from operations. For additional details regarding our Public Offerings, see “—Overview” and “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds—Use of Proceeds from Registered Sales of Securities.”

We currently anticipate that our available capital resources, including the proceeds from our Public Offerings and the proceeds from any construction or other loans that we may incur, when combined with cash flow generated from our operations, will be sufficient to meet our anticipated working capital and capital expenditure requirements over the next 12 months and beyond.

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

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash during the three months ended March 31, 2023 and 2022 (amounts in thousands):

	Three Months Ended March 31,
	2023	2022
Cash flows used in operating activities	$(1,386)	$(1,770)
Cash flows used in investing activities	(21,169)	(39,128)
Cash flows (used in) provided by financing activities	(141)	20,183
Net (decrease) increase in cash and cash equivalents and restricted cash	$(22,696)	$(20,715)

As of March 31, 2023 and 2022, cash and cash equivalents and restricted cash totaled approximately $122.3 million and $171.6 million, respectively.

Cash flows used in operating activities during the three months ended March 31, 2023 primarily relates to the payment of management fees and employee cost sharing expenses as well as payments for legal, marketing, and accounting fees. Cash flows used in operating activities during the three months ended March 31, 2022 primarily relates to the payment of management fees and employee cost sharing expenses as well as payments for legal, marketing, and accounting fees. These outflows were partially offset by interest received on our Norpointe Loan during the period. For additional details regarding our Norpointe Loan see “—Results of Operations—Other Income (Loss)—Interest Income.”

Cash flows used in investing activities during the three months ended March 31, 2023 primarily relates to funding costs for our development properties. For additional details regarding our development properties, see “—Our Investments.” Cash flows used in investing activities during the three months ended March 31, 2022 primarily relates to funding of loan receivables in addition to funding costs for our development properties and investments in real estate. For additional details regarding our loans receivables see “—Results of Operations—Other Income (Loss)—Interest Income.”

Cash flows used in financing activities for the three months ended March 31, 2023 primarily relates to the payment of offering costs incurred in connection with our Public Offerings. Cash flows provided by financing activities for the three months ended March 31, 2022 primarily relates to net proceeds received from the Primary Offering. For additional details regarding our Public Offerings, see “—Overview” and “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds—Use of Proceeds from Registered Sales of Securities.”

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

Our significant accounting policies are described in “Note 2—Summary of Significant Accounting Policies,” in our unaudited consolidated financial statements in this Form 10-Q. There have been no changes to our significant accounting policies and estimates during the three months ended March 31, 2023 as compared to those disclosed in “Note 3—Summary of Significant Accounting Policies” included in our Annual Report for the year ended December 31, 2022, a copy of which may be accessed here.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company, as defined in Item 10(f)(1) of Regulation S-K, and as a result are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the end of the period covered by this Form 10-Q, was undertaken by management, with the participation of our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures (i) were effective to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by SEC rules and forms, and (ii) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2023, neither we nor any of our subsidiaries were subject to any material legal proceedings nor were we aware of any material legal proceedings threatened against us or any of our subsidiaries.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Part I, Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 (our “Annual Report”), a copy of which may be accessed here. You should carefully consider the risk factors set forth in our Annual Report and be aware that these risk factors and other information may not describe every risk facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Securities

During the three months ended March 31, 2023, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

Use of Proceeds from Registered Sales of Securities

On September 30, 2021, the U.S. Securities and Exchange Commission (the “SEC”) declared effective our registration statement on Form S-11, as amended (File No. 333-255424), registering the offer and sale of our ongoing initial public offering of up to $750,000,000 of our Class A units on a continuous “best efforts” basis at an initial price of $100.00 per Class A unit (our “Primary Offering”), of which $522,656,100 remained unsold as of May 9, 2023.

On May 9, 2023, the SEC declared effective our registration statement on Form S-11, as amended (File No. 333-271262) (the “Follow-on Registration Statement”), registering the offer and sale of up to $750,000,000 of our Class A units on a continuous “best efforts” basis by any method deemed to be an “ at the market” offering pursuant to Rule 415(a)(4) under the Securities Act, including by offers and sales made directly to investors or through one or more agents (our “Follow-on Offering” and, together with our Primary Offering, our “Public Offerings”). In addition, the Follow-on Registration Statement constitutes a post-effective amendment to the registration statement for our Primary Offering.

In connection with the Follow-on Registration Statement, we entered into a non-exclusive dealer manager agreement with Emerson Equity LLC (“Dealer Manager”), a registered broker-dealer, for the sale of our Class A units through the Dealer Manager. The Dealer Manager will enter into participating dealer agreements and wholesale agreements with other broker-dealers, referred to as “selling group members,” to authorize those broker-dealers to solicit offers to purchase our Class A units. We will pay our Dealer Manager commissions of up to 0.25%, and the selling group members commissions ranging from 0.25% to 4.50%, of the principal amount of Class A units sold in our Public Offerings.

The purchase price for Class A units in our Public Offerings will be the lesser of (i) the current net asset value (the “NAV”) of our Class A units, and (ii) the average of the high and low sale prices of our Class A units on the NYSE American (the “NYSE”) during regular trading hours on the last trading day immediately preceding the investment date on which the NYSE was open for trading and trading in our Class A units occurred. As of May 9, 2023 the assumed NAV of our Class A units was equal to $100.00 per Class A unit. Our Manager will calculate our NAV within approximately 60 days of the last day of each quarter (the “Determination Date”). Any adjustment to our NAV will take effect as of the first business day following its public announcement. Our adjusted NAV will be equal to our adjusted NAV as of the Determination Date (rounded to the nearest dollar) divided by the number of Class A units outstanding on the Determination Date.

We will file a prospectus supplement with the SEC disclosing quarterly determinations of our NAV per Class A unit. Additionally, if a material event occurs in between quarterly updates of NAV that would cause our NAV to change by 10% or more from the most recently disclosed NAV, we will disclose the updated price and the reason for the change in prospectus supplement as promptly as reasonably practicable.

From the period of October 7, 2021, the date of the first closing held in connection with our Primary Offering, through December 31, 2022, we issued 2,273,339 Class A units in our Primary Offering, raising net offering proceeds of $226.0 million. During the three months ended March 31, 2023, we did not issue any Class A units in connection with our Primary Offering. Together with the gross proceeds raised in Belpointe REIT’s prior offerings, as of March 31, 2023, we have raised aggregate gross offering cash proceeds of $346.3 million.

The following tables summarize certain information about the Primary Offering proceeds and our use of proceeds, including direct or indirect payments to our directors, officers, affiliates or to any person owning 10% or more of any class of our equity securities as of March 31, 2023:

Offering proceeds
Class A units sold	2,273,339
Gross offering proceeds	$227,333,900
Selling commissions	—
Offering costs (1) (2) (3)	1,412,710
Net offering proceeds	$225,921,190

(1)	Includes $0.3 million of reimbursements to an affiliate for costs incurred on our behalf.

(2)	Direct or indirect payments of $1.1 million have been made to others, including payments for legal, accounting, transfer agent, FINRA, and filing fees, as of March 31, 2023.

(3)	Includes all offering costs incurred by the Company in connection with any offer and sale of securities by the Company.

Uses of net offering proceeds
Purchases and development of real estate (1)	$50,653
Funding of loans receivable (2)	34,955
Working capital (3) (4)	7,370
$92,978

(1)	Includes direct or indirect payments of $7.5 million to directors, officers and affiliates as of March 31, 2023 predominantly for development fees, insurance premiums, and employee reimbursement expenditures.

(2)	Includes direct payment of $30.0 million to Norpointe, an affiliate of our Chief Executive Officer. Please see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Other Income (Loss)—Interest Income” for additional detail regarding the Norpointe Loan.

(3)	Includes direct or indirect payments of $5.5 million to directors, officers and affiliates as of March 31, 2023 for management fees, insurance premiums and employee cost sharing expenses (pursuant to our management agreement and employee and cost sharing agreement). Please see “Note 3 – Related Party Arrangements” in our unaudited consolidated financial statements in this Form 10-Q for additional information regarding fees incurred on our behalf by, and expenses reimbursable to, our Manager and its affiliates.

(4)	Includes direct or indirect payments of $1.8 million to others, including payments for legal, accounting, marketing, transfer agent and filing fees, as of March 31, 2023.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
3.1	Certificate of Formation.	S-11	333-225242	3.1	April 22, 2021
3.2	Amended and Restated Limited Liability Company Operating Agreement.	S-11	333-225242	3.2	April 22, 2021
4.1	Subscription Agreement (included in Appendix B).	S-11	333-271262	4.1	April 14, 2023
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELPOINTE PREP, LLC

Date: May 15, 2023	By:	/s/ Brandon E. Lacoff
Brandon E. Lacoff
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Martin Lacoff
Martin Lacoff
Chief Strategic Officer, Principal Financial Officer and Director
(Principal Financial Officer)

