Form 10-Q
period 2023-06-30
Belpointe PREP, LLC
filed 2023-08-11
CIK 1807046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______to _____

Commission File Number: 001-40911

Belpointe PREP, LLC

(Exact name of registrant as specified in its charter)

Delaware	84-4412083
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes ☐ No ☒

As of August 4, 2023, the registrant had 3,579,511 Class A units, 100,000 Class B units and one Class M unit outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect the current views of Belpointe PREP, LLC, a Delaware limited liability company (together with its subsidiaries, the “Company,” “we,” “us,” or “our”) with respect to, among other things, our future results of operations and financial performance. In some cases, you can identify forward-looking statements by words such as “anticipate,” “approximately,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” and “would” or the negative version of these words or other comparable words or statements that do not relate strictly to historical or factual matters. By their nature, forward-looking statements speak only as of the date they are made, are not statements of historical fact or guarantees of future performance and are subject to risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify, including those risks described under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, a copy of which may be accessed here, and, in particular due to rising interest rates, increasing inflation, changes in the availability and price of insurance coverage and recent instability in the banking system, and the projected impact of such factors on our business, financial performance and operating results. Our expectations, beliefs and projections are expressed in good faith, and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will result or be achieved, and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

We caution you that the risks, uncertainties and other factors referenced above may not contain all of the risks, uncertainties and other factors that are important to you. There may be other factors that cause our actual results to differ materially from any forward-looking statements, including factors discussed in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q, as such factors may be updated from time to time in our periodic filings with the U.S. Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at www.sec.gov. You should evaluate all forward-looking statements made in this Form 10-Q in the context of these risks and uncertainties. In addition, we cannot assure you that we will realize the results, benefits or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our plans, strategies and objectives, which we consider to be reasonable, will be achieved. All forward-looking statements in this Form 10-Q apply only as of the date made and are expressly qualified in their entirety by the cautionary statements included in this Form 10-Q and in other filings we make with the SEC. We undertake no obligation to publicly update or revise any forward-looking statements to reflect subsequent events or circumstances, except as required by law.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Belpointe PREP, LLC

Consolidated Balance Sheets

(in thousands, except unit and per unit data)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Real estate
Land	$38,741	$38,741
Building and improvements	17,929	17,843
Intangible assets	9,172	9,495
Real estate under construction	200,688	133,898
Total real estate	266,530	199,977
Accumulated depreciation and amortization	(2,585)	(1,719)
Real estate, net	263,945	198,258
Cash and cash equivalents	63,481	143,467
Due from affiliates	1	—
Other assets	40,836	12,270
Total assets	$368,263	$353,995

Liabilities
Debt	$1	$—
Due to affiliates	8,610	5,803
Lease liabilities	6,607	7,126
Accounts payable	9,593	1,686
Accrued expenses and other liabilities	14,871	6,728
Total liabilities	39,682	21,343

Commitments and contingencies (Note 11)

Members’ Capital
Class A units, unlimited units authorized, 3,566,852 and 3,523,449 units issued and outstanding at June 30, 2023 and December 31, 2022, respectively	326,148	329,482
Class B units, 100,000 units authorized, 100,000 units issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Class M unit, one unit authorized, one unit issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Total members’ capital excluding noncontrolling interests	326,148	329,482
Noncontrolling interests	2,433	3,170
Total members’ capital	328,581	332,652
Total liabilities and members’ capital	$368,263	$353,995

See accompanying notes to consolidated financial statements.

Belpointe PREP, LLC

Consolidated Statements of Operations (Unaudited)

(in thousands, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Rental revenue	$778	$312	$1,275	$641
Total revenue	778	312	1,275	641

Expenses
Property expenses	989	924	2,007	1,831
General and administrative	1,216	1,473	2,987	3,114
Depreciation and amortization	688	266	1,200	550
Impairment of real estate	2,166	—	2,166	—
Total expenses	5,059	2,663	8,360	5,495

Other income (loss)
Interest income	1	549	1	1,050
Other income (expense)	209	(19)	206	(26)
Total other income (loss)	210	530	207	1,024

Loss before income taxes	(4,071)	(1,821)	(6,878)	(3,830)
Provision for income taxes	—	(111)	—	(111)
Net loss	(4,071)	(1,932)	(6,878)	(3,941)
Net (income) loss attributable to noncontrolling interests	(9)	46	(12)	39
Net loss attributable to Belpointe PREP, LLC	$(4,080)	$(1,886)	$(6,890)	$(3,902)

Loss per Class A unit (basic and diluted)
Net loss per unit	$(1.16)	$(0.56)	$(1.95)	$(1.15)
Weighted-average units outstanding	3,526,511	3,387,838	3,524,988	3,385,009

See accompanying notes to consolidated financial statements.

Belpointe PREP, LLC

Consolidated Statements of Changes in Members’ Capital (Unaudited)

(in thousands, except unit and per unit data)

							Total
							Members’
							Capital
							Excluding		Total
	Class A units		Class B units		Class M unit		Noncontrolling	Noncontrolling	Members’
	Units	Amount	Units	Amount	Units	Amount	Interests	Interests	Capital
Balance at January 1, 2023	3,523,449	$329,482	100,000	$—	1	$—	$329,482	$3,170	$332,652
Acquisition of noncontrolling interest (Note 5)	—	—	—	—	—	—	—	(963)	(963)
Offering costs	—	(119)	—	—	—	—	(119)	—	(119)
Net (loss) income	—	(2,810)	—	—	—	—	(2,810)	3	(2,807)
Balance at March 31, 2023	3,523,449	$326,553	100,000	$—	1	$—	$326,553	$2,210	$328,763
Issuance of units	43,403	3,844	—	—	—	—	3,844	—	3,844
Capital distribution	—	—	—	—	—	—	—	(24)	(24)
Offering costs	—	(169)	—	—	—	—	(169)	—	(169)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	238	238
Net (loss) income	—	(4,080)	—	—	—	—	(4,080)	9	(4,071)
Balance at June 30, 2023	3,566,852	$326,148	100,000	$—	1	$—	$326,148	$2,433	$328,581

							Total
							Members’
							Capital
							Excluding		Total
	Class A units		Class B units		Class M unit		Noncontrolling	Noncontrolling	Members’
	Units	Amount	Units	Amount	Units	Amount	Interests	Interests	Capital
Balance at January 1, 2022	3,382,149	$323,683	100,000	$—	1	$—	$323,683	$192	$323,875

Offering costs	—	(20)	—	—	—	—	(20)	—	(20)
Net (loss) income	—	(2,016)	—	—	—	—	(2,016)	7	(2,009)
Balance at March 31, 2022	3,382,149	$321,647	100,000	$—	1	$—	$321,647	$199	$321,846
Issuance of units	31,300	3,130	—	—	—	—	3,130	—	3,130
Acquisition of ownership in CMC Storrs SPV, LLC (Note 5)	—	—	—	—	—	—	—	3,100	3,100
Offering costs	—	(347)	—	—	—	—	(347)	—	(347)
Net loss	—	(1,886)	—	—	—	—	(1,886)	(46)	(1,932)
Balance at June 30, 2022	3,413,449	$322,544	100,000	$—	1	$—	$322,544	$3,253	$325,797

See accompanying notes to consolidated financial statements.

Belpointe PREP, LLC

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(6,878)	$(3,941)
Adjustments to net loss:
Depreciation and amortization	1,200	550
Accretion of rent-related intangibles and deferred rental revenue	(596)	(94)
Impairment of real estate	2,166	—
Unrealized gain on interest rate derivative	(209)	—
Changes in operating assets and liabilities:
Increase (decrease) in due to affiliates	359	(263)
Decrease in other assets	167	221
Increase in accounts payable	4	135
Increase in accrued expenses and other liabilities	365	438
Net cash used in operating activities	(3,422)	(2,954)

Cash flows from investing activities
Development of real estate	(51,403)	(16,694)
Purchase of interest rate cap	(159)	—
Other investing activity	(75)	(72)
Funding of loans receivable	—	(34,955)
Acquisitions of real estate	—	(6,100)
Repayment of loan receivable	—	3,462
Cash acquired from CMC	—	1,492
Net cash used in investing activities	(51,637)	(52,867)

Cash flows from financing activities
Proceeds from units issued	3,844	3,130
Payment of deferred financing costs	(3,480)	—
Payment of offering costs	(254)	(426)
Contributions from noncontrolling interests	188	—
Other financing activities	(90)	(192)
Capital distribution to noncontrolling interests	(24)	—
Proceeds from issuance of debt	1	—
Proceeds from subscriptions receivable	—	20,295
Repayment of debt	—	(10,800)
Net cash provided by financing activities	185	12,007

Net decrease in cash and cash equivalents and restricted cash	(54,874)	(43,814)

Cash and cash equivalents and restricted cash, beginning of period	144,967	192,346
Cash and cash equivalents and restricted cash, end of period	$90,093	$148,532

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

In addition, the Follow-on Registration Statement constitutes a post-effective amendment to the registration statement on Form S-11, as amended (File No. 333-255424), registering the offer and sale of our ongoing initial public offering of up to $750,000,000 of our Class A units, declared effective by the SEC on September 30, 2021, of which $518,811,950 remained unsold as of June 30, 2023 (our “Primary Offering” and, together with our Follow-on Offering, our “Public Offerings”).

The purchase price for Class A units in the Public Offering will be the lesser of (i) the current net asset value (the “NAV”) of our Class A units, and (ii) the average of the high and low sale prices of our Class A units on the NYSE American (the “NYSE”) during regular trading hours on the last trading day immediately preceding the investment date on which the NYSE was open for trading and trading in our Class A units occurred. Our Manager calculates our NAV within approximately 60 days of the last day of each quarter, and any adjustments take effect as of the first business day following its public announcement. On June 6, 2023, we announced that our NAV as of May 31, 2023 was equal to $99.82 per Class A unit.

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

In the opinion of management, all adjustments considered necessary for a fair presentation of our financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The consolidated financial statements as of June 30, 2023, and for the three and six months ended June 30, 2023 and 2022, are unaudited and may not include year-end adjustments necessary to make them comparable to audited results. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2022, included in our Annual Report on Form 10-K. The operating results for interim periods are not necessarily indicative of operating results for any other interim period or for the entire year.

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

The following table presents the financial data of the consolidated VIEs included in the consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively (amounts in thousands):

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Real estate
Land	$24,967	$24,967
Building and improvements	11,383	11,297
Intangible assets	6,725	6,725
Real estate under construction	200,424	133,773
Total real estate	243,499	176,762
Accumulated depreciation and amortization	(1,419)	(672)
Real estate, net	242,080	176,090
Cash and cash equivalents	65,896	124,159
Other assets	20,406	11,773
Total assets	$328,382	$312,022

Liabilities
Debt	$1	$—
Due to affiliates	7,187	4,399
Lease liabilities	5,227	5,350
Accounts payable	9,581	1,679
Accrued expenses and other liabilities	14,006	6,064
Total liabilities	$36,002	$17,492

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

Impairment of Long-Lived Assets

We evaluate our tangible and identifiable intangible real estate assets for impairment when events such as delays or changes in development, declines in a property’s operating performance, deteriorating market conditions, or environmental or legal concerns bring recoverability of the carrying value of one or more assets into question. When qualitative factors indicate the possibility of impairment, the total undiscounted cash flows of the property, including proceeds from disposition, are compared to the net book value of the property. If the carrying value of the asset exceeds the undiscounted cash flows of the asset, an impairment loss is recorded in earnings to reduce the carrying value of the asset to fair value, calculated as the discounted net cash flows of the property.

Restricted Cash

Restricted cash consists of amounts required to be reserved pursuant to contractual obligations and amounts held in escrow on behalf of the company. The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the unaudited consolidated statements of cash flows (amounts in thousands):

	June 30, 2023	December 31, 2022
	(unaudited)
Cash and cash equivalents	$63,481	$143,467
Restricted cash (1) (2)	26,612	1,500
Total cash and cash equivalents and restricted cash	$90,093	$144,967

(1)	Restricted cash is included within Other assets on our consolidated balance sheets.

(2)	The balance as of June 30, 2023, includes $20.0 million associated with our indebtedness as further described in Note 8 – Debt.

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 introduces a new model for estimating credit losses based on current expected credit losses for certain types of financial instruments, including loans receivable, held-to-maturity debt securities, and net investments in direct financing leases, amongst other financial instruments. ASU 2016-13 also modifies the impairment model for available-for-sale debt securities and expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for losses. ASU 2016-13 does not apply to receivables arising from operating leases, which are within the scope of ASU 2016-02, Leases (Topic 842).

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

The following table summarizes the components of lease revenues (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Fixed lease revenues	$266	$197	$532	$409
Variable lease revenues (1)	67	68	148	137
Lease revenues (2) (3)	$333	$265	$680	$546

(1)	Includes reimbursements for property taxes, insurance, and common area maintenance services.
(2)	Excludes lease intangible amortization of $0.4 million and $0.1 million for the three months ended June 30, 2023 and 2022, respectively, and $0.6 million and $0.1 million for the six months ended June 30, 2023 and 2022, respectively.
(3)	Excludes straight-line rent of less than $0.1 million for all periods presented.

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

We assess the collectability of substantially all lease payments due by reviewing a tenant’s payment history or financial condition. Changes to collectability are recognized as a current period adjustment to rental revenue. We have assessed the collectability of all recorded lease revenues as probable as of June 30, 2023.

Lessee Accounting

Ground Lease

We are a lessee under a ground lease in Sarasota, Florida, which is classified as a financing lease. As of June 30, 2023, we have exercised an option to acquire the underlying property, and the acquisition is expected to close in the third quarter of 2023. Accordingly, finance lease liabilities of $5.1 million and $5.0 million are included in Lease liabilities in our consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively, which represent our obligation to make payments under this ground lease, and a right of use (“ROU”) asset of $4.9 million and $5.0 million is included in Other assets in our consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively, which represents our right to use the underlying asset during the lease term. During the six months ended months ended June 30, 2023, we capitalized $0.2 million of interest related to this ground lease on one of our development investments which is included in Real estate under construction in our unaudited consolidated balance sheet.

There are no operating leases for which we are the lessee, therefore there are no related ROU assets or lease liabilities as of June 30, 2023 and December 31, 2022.

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

The following table presents a summary of fees incurred on our behalf by, and expenses reimbursable to, our Manager and its affiliates, including our Sponsor, in accordance with the terms of the relevant agreements (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Amounts included in the Consolidated Statements of Operations
Management fees (1)	$668	$640	$1,328	$1,274
Costs incurred by our Manager and its affiliates (2)	657	460	1,327	994
Insurance (3)	102	105	208	212
Director compensation	20	20	40	40
	$1,447	$1,225	$2,903	$2,520

Capitalized costs included in the Consolidated Balance Sheets
Development fee and reimbursements	$3,211	$967	$4,188	$2,820
Insurance (3)	473	527	990	568
	$3,684	$1,494	$5,178	$3,388

(1)	Included in Property expenses in our unaudited consolidated statements of operations.
(2)	Includes wage, overhead and other reimbursements to our Manager and its affiliates, including our Sponsor, which are included in General and administrative expenses on the unaudited consolidated statements of operations.
(3)	Our insurance premiums are prepaid and are included in Other assets on the unaudited consolidated balance sheets and are amortized monthly to either Property expenses on the unaudited consolidated statements of operations or Real estate under construction on the unaudited consolidated balance sheets as further described below.

The following table presents a summary of amounts included in Due to affiliates in the unaudited consolidated balance sheets (amounts in thousands):

	June 30, 2023	December 31, 2022
	(unaudited)
Due to affiliates
Development fees	$6,272	$4,256
Employee cost sharing and reimbursements (1)	1,650	866
Management fees	668	661
Director compensation	20	20
	$8,610	$5,803

(1)	Includes wage, overhead and other reimbursements to our Manager and its affiliates, including our Sponsor.

Public Offering Expenses

Our Manager and its affiliates, including our Sponsor, will be reimbursed, for offering expenses incurred in connection with our Public Offerings. We became liable to reimburse our Manager and its affiliates, including our Sponsor, when the first closing was held in connection with our Primary Offering, which occurred in October 2021.

There were no Primary Offering expenses incurred by our Manager and its affiliates during the three and six months ended June 30, 2023 and 2022.

Other Operating Expenses

Pursuant to the terms of a management agreement between us, our Operating Companies and our Manager, we reimburse our Manager, Sponsor and their respective affiliates for actual expenses incurred on our behalf in connection with the selection, acquisition or origination of investments, whether or not we ultimately acquire or originate an investment. We also reimburse our Manager, Sponsor and their respective affiliates for out-of-pocket expenses paid to third parties in connection with providing services to us.

Pursuant to the terms of an employee and cost sharing agreement between us, our Operating Companies, our Manager and our Sponsor, we reimburse our Sponsor and our Manager for expenses incurred for our allocable share of the salaries, benefits and overhead of personnel providing services to us. During the three and six months ended June 30, 2023, our Manager and its affiliates, including our Sponsor, incurred operating expenses of $0.6 million and $1.3 million, respectively, on our behalf. During the three and six months ended June 30, 2022, our Manager and its affiliates, including our Sponsor, incurred operating expenses of $0.4 million and $0.9 million, respectively, on our behalf. The expenses are payable, at the election of the recipient, in cash, by issuance of our Class A units at the then-current NAV, or through some combination of the foregoing. As of June 30, 2023, all expenses incurred since inception have been paid in cash.

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

Pursuant to the management agreement, we pay our Manager a quarterly management fee in arrears of one-fourth of 0.75%. The management fee is based on our NAV in effect at the end of the quarter. Our Manager calculates our NAV within approximately 60 days of the last day of each quarter, and any adjustments take effect as of the first business day following its public announcement. On June 6, 2023, we announced that our NAV as of the quarter ended March 31, 2023 was equal to $99.82 per Class A unit. For the three and six months ended June 30, 2023, we incurred management fees of $0.7 million and $1.3 million, respectively, and $0.6 million and $1.3 million for the three and six months ended June 30, 2022, respectively, which are included in Property expenses in our unaudited consolidated statements of operations.

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

During the three and six months ended June 30, 2023, we incurred development fees earned during the construction phase of $2.9 million and $3.6 million, respectively. During the three and six months ended June 30, 2022, we incurred development fees earned during the construction phase of $0.6 million and $0.7 million, respectively. Such development fees are included in Real estate under construction in our consolidated balance sheets. As of June 30, 2023 and December 31, 2022, $6.3 million and $4.3 million, respectively, remained due and payable to our affiliates for development fees.

During the three and six months ended June 30, 2023, we incurred employee reimbursement expenditures to our affiliates acting as development managers of $0.3 million and $0.7 million, respectively, of which $0.2 million and $0.5 million, respectively, is included in Real estate under construction in our unaudited consolidated balance sheets, and $0.1 million and $0.2 million, respectively, is included in General and administrative expenses in our unaudited consolidated statements of operations. During the three and six months ended June 30, 2022, we incurred employee reimbursement expenditures to our affiliates acting as development managers of $0.4 million and $0.7 million, respectively, of which $0.3 million and $0.6 million, respectively, is included in Real estate under construction in our unaudited consolidated balance sheets, and $0.1 million and $0.1 million, respectively, is included in General and administrative expenses in our unaudited consolidated statements of operations. As of June 30, 2023 and December 31, 2022, $0.9 million and $0.3 million, respectively, remained due and payable to our affiliates for employee reimbursement expenditures.

On April 25, 2023, each of the indirect majority-owned subsidiaries for our Nashville investments entered into development management agreements with certain development entities beneficially owned by immediate family members of our Chief Executive Officer (the “Nashville DMAs”). The aggregate development fees payable under such agreements are equal to 45% of 4.5% of the development budget or hard costs, as applicable. During the three and six months ended June 30, 2023, we incurred $0.4 million of development fees related to the Nashville DMAs, which were capitalized to Real estate under construction in our unaudited consolidated balance sheet, with the remaining development fees payable upon our achieving various milestones throughout the development of our Nashville investments. As of June 30, 2023, $0.4 million in development fees related to the Nashville DMAs remained outstanding and payable.

Acquisition Fees

We will pay our Manager, Sponsor, or an affiliate of our Manager or Sponsor, an acquisition fee equal to 1.5% of the total value of any acquisition transaction, including any acquisition through merger with another entity (but excluding any transactions in which our Sponsor, or an affiliate of our Manager or Sponsor, would otherwise receive a development fee). We did not incur any acquisition fees during the three and six months ended June 30, 2023 and 2022, since all investments acquired during these periods were, or will be, subject to payment of development fees.

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

During the three and six months ended June 30, 2023, we obtained insurance premiums in the aggregate amount of $2.3 million and $2.4 million, respectively, from which Belpointe Specialty Insurance earned commissions of $0.2 million and $0.2 million, respectively. During the three and six months ended June 30, 2022, we obtained insurance premiums in the aggregate amount of less than $0.1 million and $4.6 million, respectively, from which Belpointe Specialty Insurance earned commissions of less than $0.1 million and $0.4 million, respectively. For each of the three and six months ended June 30, 2023 and 2022, Belpointe Specialty Insurance earned administration fees of zero and less than $0.1 million. Insurance premiums are prepaid and are included in Other assets on the unaudited consolidated balance sheets. With respect to our properties under development, for both the three months ended June 30, 2023 and 2022, $0.5 million, and for the six months ended June 30, 2023, and 2022, $1.0 million and $0.6 million, respectively, were amortized into Real estate under construction on the unaudited consolidated balance sheets. As it pertains to our operating properties, for both the three months ended June 30, 2023 and 2022, $0.1 million, and for both the six months ended June 30, 2023 and 2022, $0.2 million, was amortized into Property expenses on the unaudited consolidated statements of operations.

Economic Dependency

Under various agreements we have engaged our Manager and its affiliates, including in certain cases our Sponsor, to provide certain services that are essential to the Company, including asset management services, asset acquisition and disposition services, supervision of our Public Offerings and any other offerings we conduct, as well as other administrative responsibilities for the Company, including, without limitation, accounting services and investor relations services. As a result of these relationships, we are dependent upon our Manager and its affiliates, including our Sponsor. In the event that our Manager and its affiliates are unable to provide us with the services we have engaged them to provide, we would be required to find alternative service providers.

Note 5 – Real Estate, Net

Acquisitions of Real Estate During 2023

On June 28, 2022, through an indirect majority-owned subsidiary of our Operating Company, we acquired a 70.2% controlling interest (the “CMC Interest”) in CMC Storrs SPV, LLC (“CMC”), a holding company for an approximately 60-acre site located in Mansfield, Connecticut. As part of the transaction two unaffiliated joint venture partners (the “CMC JV Partners”) were deemed to have made initial capital contributions to CMC. Following our acquisition of the CMC Interest, we discovered that one of the CMC JV Partners had misappropriated cash from the other’s cash account. Accordingly, the CMC JV Partner forfeited $1.0 million, or 29.8%, of their noncontrolling interest in CMC on March 24, 2023 (a non-cash financing activity during the six months ended June 30, 2023). As a result of the forfeiture, we indirectly own a 100% controlling interest in CMC.

Depreciation expense was $0.2 million for both the three months ended June 30, 2023 and 2022, and $0.4 million and $0.3 million for the six months ended June 30, 2023 and 2022, respectively, and is included in Depreciation and amortization on the unaudited consolidated statements of operations.

Real Estate Under Construction

The following table provides the activity of our Real estate under construction in the consolidated balance sheets (amounts in thousands):

	June 30, 2023	December 31, 2022
	(unaudited)
Beginning balance	$133,898	$76,882
Capitalized costs (1) (2)	68,608	45,907
Impairment charge (3)	(2,166)	—
Capitalized interest	205	151
Land held for development (4)	143	10,958
	$200,688	$133,898

(1)	Includes development fees and employee reimbursement expenditures of $4.6 million and $5.6 million for the six months ended June 30, 2023 and the year ended December 31, 2022, respectively. During the six months ended June 30, 2023, we capitalized $0.4 million of development fees in connection with executing an administrative development management agreements for four of our projects located in Nashville, Tennessee. See Note 4 – Related Party Arrangements for amounts capitalized for development fees charged by our Manager.
(2)	Includes direct and indirect project costs to the construction and development of real estate projects, including but not limited to loan fees, property taxes and insurance, incurred of $1.4 million and $2.2 million for the six months ended June 30, 2023 and the year ended December 31, 2022, respectively.
(3)	During the six months ended June 30, 2023, we recorded an impairment charge of $2.2 million based on the estimated selling price of one of our real estate assets in Nashville. The impairment charge was determined based on our conclusion that the estimated fair market value of the real estate asset was lower than the carrying value, and as a result we reduced the carrying value to the fair market value.
(4)	Includes ground lease payments and straight-line rent adjustments incurred of $0.1 million and $0.8 million for the six months ended June 30, 2023 and the year ended December 31, 2022, respectively.

Real estate under construction includes non-cash investing activity of $26.8 million for the six months ended months ended June 30, 2023 (inclusive of unpaid development fees of $3.6 million, and unpaid employee cost sharing and reimbursements of $0.6 million) and $13.9 million for the year ended December 31, 2022.

Note 6 – Intangible Assets and Liabilities

Intangible assets and liabilities are summarized as follows (amounts in thousands):

	June 30, 2023			December 31, 2022
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(unaudited)	(unaudited)	(unaudited)
Finite-Lived Intangible Assets
In-place leases	$3,513	$(1,251)	$2,262	$3,836	$(791)	$3,045
Indefinite-Lived Intangible Assets
Development rights	5,659	—	5,659	5,659	—	5,659
Total intangible assets	$9,172	$(1,251)	$7,921	$9,495	$(791)	$8,704

Finite-Lived Intangible Liabilities
Below-market leases	$(2,100)	$570	$(1,530)	$(2,517)	$411	$(2,106)
Total intangible liabilities	$(2,100)	$570	$(1,530)	$(2,517)	$411	$(2,106)

In-place leases and development rights intangible assets, noted above, are included in Intangible assets on the consolidated balance sheets. Below-market lease liabilities, noted above, are included in Lease liabilities on the consolidated balance sheets.

Amortization of in-place lease intangible assets was $0.5 million and $0.1 million for the three months ended June 30, 2023 and 2022, respectively, and, $0.8 million and $0.2 million for the six months ended June 30, 2023 and 2022, respectively, and is included in Depreciation and amortization on the unaudited consolidated statements of operations.

Amortization of below-market lease liabilities was $0.4 million and $0.1 million for the three months ended June 30, 2023 and 2022 , respectively, and, $0.6 million and $0.1 million for the six months ended June 30, 2023 and 2022, respectively, and is included in Rental revenue on the unaudited consolidated statements of operations.

Note 7 – Loans Receivable

On September 30, 2021, we lent approximately $3.5 million to CMC pursuant to the terms of a secured promissory note bearing interest at an annual rate of 12.0% and due and payable on June 27, 2022 (the “CMC Loan”). On June 28, 2022, the CMC Loan was repaid in full, including accrued interest of $0.3 million.

On January 3, 2022, we provided a $30.0 million commercial mortgage loan to Norpointe, LLC (“Norpointe”), an affiliate of our Chief Executive Officer, pursuant to the terms of a secured promissory note bearing interest at an annual rate of 5.0% and due and payable on December 31, 2022 (the “Norpointe Loan”). On June 28, 2022, for purposes of complying with the qualified opportunity fund requirements under the Internal Revenue Code of 1986, as amended, and related the Treasury Regulations, we restructured the Norpointe Loan through an indirect majority-owned subsidiary (the “Restructured Norpointe Loan”). The Restructured Norpointe Loan was evidenced by a secured promissory note bearing interest at an annual rate of 5.0%, due and payable on June 28, 2023. On December 13, 2022, the Restructured Norpointe Loan was repaid in full, including accrued interest of less than $0.1 million.

On February 23, 2022, we provided an approximately $5.0 million commercial mortgage loan to Visco Propco, LLC (“Visco”) pursuant to the terms of a secured promissory note bearing interest at an annual rate of 6.0% and due and payable on February 18, 2023 (the “Visco Loan”). On December 2, 2022, the Visco Loan was repaid in full, including accrued interest of $0.2 million.

Interest income from loans receivable was zero and $0.5 million for the three months ended June 30, 2023 and 2022, respectively, and zero and $1.1 million for the six months ended June 30, 2023 and 2022, respectively, and is included in Interest income in our unaudited consolidated statements of operations.

Note 8 – Debt

On May 12, 2023, our indirect majority-owned subsidiary (the “Borrower”) entered into a variable-rate construction loan agreement (“1991 Main Loan Agreement”) for up to $130.0 million in principal amount (the “1991 Main Construction Loan”) with Bank OZK (the “Lender”), which is secured by our investment in 1991 Main Street, Sarasota, Florida (“1991 Main”). Advances under the 1991 Main Construction Loan bear interest at a per annum rate equal to the one-month term SOFR plus 3.45%, subject to a minimum all-in per annum rate of 8.51%, and may be used to fund the development of 1991 Main. The 1991 Main Construction Loan has an initial maturity date of May 12, 2027 and contains an one-year extension option, subject to certain restrictions. As of June 30, 2023, we have drawn down less than $0.1 million on the 1991 Main Construction Loan.

In connection with the 1991 Main Construction Loan, we provided a carveout guaranty to the Lender (the “Guaranty”) pursuant to which we guaranteed the Borrower’s obligations to the Lender with respect to certain non-recourse carveout events, such as “bad acts,” environmental conditions, and violations of certain provisions of the loan documents. The Guaranty contains financial covenants requiring that we maintain liquid assets of no less than $20.0 million and a net worth of no less than $130.0 million. To satisfy the liquidity covenant, we have maintained a restricted cash balance of $20.0 million, which is recorded in Other assets on our unaudited consolidated balance sheet as of June 30, 2023. As of June 30, 2023, the Company was in compliance with all covenants under the Guaranty.

Together with the Borrower we also provided a customary environmental indemnity agreement to the Lender, pursuant to which we agreed to protect, defend, indemnify, release and hold harmless the Lender from and against certain environmental liabilities related to 1991 Main.

The 1991 Main Loan Agreement also required the Borrower to enter into an interest rate cap agreement with a one-month SOFR rate based strike price of 5.07%, which is further discussed in Note 9 – Fair Value of Financial Instruments.

The direct costs of $3.7 million incurred (inclusive of debt discount of $1.4 million) for the 1991 Main Construction Loan are reflected in Other assets in our unaudited consolidated balance sheet as of June 30, 2023. During the construction period, the deferred financing costs are amortized on a straight-line basis to Construction in progress in our unaudited consolidated balance sheet. As of June 30, 2023, the accumulated amortization for deferred financing costs was $0.1 million. The deferred financing costs accumulated balances will be reclassified as a component of Debt on our unaudited consolidated balance sheet when amounts drawn on the 1991 Main Construction Loan exceed the deferred financing costs incurred.

Note 9 – Fair Value of Financial Instruments

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

Derivative Instruments

We use derivatives instruments to manage interest rate risk on our floating rate debt. Our derivative instrument is not designated as a hedge for accounting purposes.

On May 12, 2023, the Borrower entered into an interest rate cap agreement, effective July 10, 2023, in connection with the 1991 Main Loan Agreement which has a notional amount of approximately $15.2 million, a strike price 5.07%, and which is due to mature on July 10, 2024 (the “1991 Main Interest Rate Cap”).

Changes in fair value of the 1991 Main Interest Rate Cap are marked-to-market quarterly and reflected in Other income (expense) in the unaudited consolidated statement of operations. During the three and six months ended June 30, 2023, we recorded an unrealized gain of $0.2 million in Other income (expense) in our unaudited consolidated statements of operations. As of June 30, 2023, the fair value of the 1991 Main Interest Rate Cap was $0.4 million, and is included in Other assets in our unaudited consolidated balance sheet. The fair value of the the 1991 Main Interest Rate Cap was based on a valuation prepared by an independent third-party and is classified as Level 2 in the fair value hierarchy, as the valuation is estimated using market values of similar instruments in active markets.

Note 10 – Members’ Capital

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

During the three and six months ended June 30, 2023, we issued 43,403 Class A units. During the three and six months ended June 30, 2022, we issued 31,300 Class A units. As of June 30, 2023 and December 31, 2022, there were 3,566,852 and 3,523,449 Class A units, respectively, 100,000 Class B units and one Class M unit issued and outstanding.

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

Basic and Diluted Loss Per Class A Unit

For the three and six months ended June 30, 2023, the basic and diluted weighted-average units outstanding were 3,526,511 and 3,524,988, respectively. For the three and six months ended June 30, 2023, net loss attributable to Class A units was $4.1 million and $6.9 million, respectively, and the loss per basic and diluted unit was $1.16 and $1.95, respectively.

For the three and six months ended June 30, 2022, the basic and diluted weighted-average units outstanding were 3,387,838 and 3,385,009, respectively. For the three and six months ended June 30, 2022, net loss attributable to Class A units was $1.9 million and $3.9 million, respectively, and the loss per basic and diluted unit was $0.56 and $1.15, respectively.

Note 11 – Commitments and Contingencies

As of June 30, 2023, we were not subject to any material litigation nor were we aware of any material litigation threatened against us.

In connection with the development of our commercial real estate assets, we have entered into separate construction management agreements for each asset which contain terms and conditions that are customary for the related scope of work. As of June 30, 2023, we have two development projects with an aggregate unfunded commitment of $158.0 million. As of June 30, 2023, $22.1 million, inclusive of retainage of $6.1 million, is outstanding and payable in connection with these developments.

Note 12 – Subsequent Events

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

In addition, the Follow-on Registration Statement constitutes a post-effective amendment to the registration statement on Form S-11, as amended (File No. 333-255424), registering the offer and sale of our ongoing initial public offering of up to $750,000,000 of our Class A units, declared effective by the SEC on September 30, 2021, of which $518,811,950 remained unsold as of June 30, 2023 (our “Primary Offering” and, together with our Follow-on Offering, our “Public Offerings”).

The purchase price for Class A units in our Public Offerings will be the lesser of (i) the current net asset value (the “NAV”) of our Class A units, and (ii) the average of the high and low sale prices of our Class A units on the NYSE American (the “NYSE”) during regular trading hours on the last trading day immediately preceding the investment date on which the NYSE was open for trading and trading in our Class A units occurred. Our Manager calculates our NAV within approximately 60 days of the last day of each quarter, and any adjustments take effect as of the first business day following its public announcement. On June 6, 2023, we announced that our NAV as of May 31, 2023 was equal to $99.82 per Class A unit.

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

Our Investments

As of the date of this Form 10-Q, our investment portfolio consisted of the following multifamily and mixed-use rental properties:

1991 Main Street – Sarasota, Florida (Aster & Links) – 1991 Main Street (“1991 Main”) is a 5.13-acre site which was originally acquired for an aggregate purchase price of $20.7 million, inclusive of transaction costs and deferred financing fees. A portion of the aggregate purchase of 1991 Main was funded by a $10.8 million secured loan from First Foundation Bank (the “Acquisition Loan”), which we repaid in full on April 22, 2022.

On May 12, 2023, our indirect majority-owned subsidiary (the “Borrower”) entered into a variable-rate construction loan agreement for up to $130.0 million in principal amount with Bank OZK (the “Lender”), which is secured by 1991 Main, and which matures on May 12, 2027, subject to a one-year extension option. Advances under the loan bear interest at a per annum rate equal to the one-month term SOFR plus 3.45%, subject to a minimum all-in per annum rate of 8.51%. As required under the terms of the loan agreement, the Borrower also entered into an interest rate cap agreement, effective July 10, 2023, which has a notional amount of approximately $15.2 million, a strike price 5.07%, and which is due to mature on July 10, 2024.

In connection with the loan, we provided a carveout guaranty to the Lender (the “Guaranty”) with respect to certain non-recourse carveout events, such as “bad acts,” environmental conditions, and violations of certain provisions of the loan documents. The Guaranty also contains financial covenants requiring that we maintain liquid assets of no less than $20.0 million and a net worth of no less than $130.0 million. Together with the Borrower we also provided a customary environmental indemnity agreement to the Lender.

Please see “Note 8 – Debt” and “Note 9 – Fair Value of Financial Instruments” in our unaudited consolidated financial statements in this Form 10-Q for additional information regarding the loan and interest rate cap agreements.

1991 Main is being developed into two 10 story buildings with over 900 garage and surface-level parking spaces, that we have named “Aster & Links.” Aster & Links will feature 424-apartments including one-bedroom, two-bedroom and three-bedroom apartments, four-bedroom townhome-style penthouse apartments, and six guest suite apartments, with approximately 51,000 square feet of retail space located on the first level. In May 2023, we announced the signing of a definitive lease agreement with Sprouts Farmers Market (“Sprouts”), one of the fastest growing specialty retailers of fresh, natural and organic food in the United States. Sprouts will occupy approximately 23,000 square feet of retail space at Aster & Links.

Aster & Links will include a clubroom, fitness room, center courtyard with heated saltwater pool and roof top amenities including a community room and a private dining area for private events as well as outdoor grills and seating. In addition, each building will have its own leasing office located at the entry lobby.

During the year ended December 31, 2022, we entered into a construction management agreement for the development of Aster & Links. The construction management agreement contains terms and conditions that are customary for a project of this type and will be subject to a guaranteed maximum price (a “GMP”). We currently anticipate that the remaining funding for construction and soft costs associated with the development will be a minimum of $155.5 million, inclusive of the GMP, and are building to an estimated unlevered yield of greater than 6%. The development is currently under construction, and we expect initial occupancies to occur in the first half of 2024. Construction is expected to be completed by the end of 2024.

Aster & Links is located within the historic downtown Sarasota at the intersection of Main Street and Links Avenue and is located in a high foot traffic area next to a number of popular retail establishments.

1900 Fruitville Road – Sarasota Florida – 1900 Fruitville Road (“1900 Fruitville”) is a 1.2-acre site, consisting of a retail building and parking lot, which we acquired for an aggregate purchase price of $4.7 million, inclusive of transaction costs. The sole tenant in the building vacated in January 2022 and we intend to demolish the building and use part of the property for additional parking to complement our Sprouts lease at Aster & Links. We currently anticipate holding the remainder of the property for the development of future retail space.

1000 First Avenue North and 900 First Avenue North – St. Petersburg, Florida (Viv) – We have consolidated several parcels, comprising 1.6-acres of land (previously referred to as 902-1020 First Avenue North, St. Petersburg, Florida), which we acquired for an aggregate purchase price of $12.1 million, inclusive of transaction costs, into a single parcel, 1000 First Avenue North, St. Petersburg, Florida (“1000 First”). 1000 First is being developed into a 15-story high-rise building named “Viv.” Viv will be comprised of two 11-story residential towers above a 4-story parking garage, featuring approximately 269-apartment homes consisting of studio, one-bedroom, two-bedroom and three-bedroom units, with approximately 15,500 square feet of retail space located on the first level. Amenities at Viv will include a clubroom, fitness center, courtyard with a swimming pool, shared working space and a leasing office.

In April 2023, we entered into a construction management agreement in connection with the development of 1000 First. The construction management agreement contains terms and conditions that are customary for a project of this type and will be subject to a GMP of $48.7 million.

Viv is located in the downtown district of St. Petersburg, one mile west of Tampa Bay and the downtown waterfront district and features direct access to downtown amenities such as public parking, restaurants, museums and cultural sites.

900 First Avenue North (“900 First”) is a parcel of land with a two-tenant retail building which we acquired for an aggregate purchase price of $2.5 million, inclusive of transaction costs. 900 First will remain a two-tenant retail building and we have taken the additional development rights and added them to 1000 First.

St. Petersburg placed 44th on Niche’s 2023 Best Cities to Live in America list, earning an Overall Niche Grade of “A.” St. Petersburg is the 5th largest city in Florida and the 88th largest city in the United States and has an average annual population growth rate of approximately 1.57% since 2020. Downtown St. Petersburg is one of the fastest growing neighborhoods in the Tampa-St. Petersburg-Clearwater metropolitan statistical area (“MSA”) and has experienced increased demand in recent years because of proximity to the water, sporting events, shopping, bars and restaurants in the neighborhood. The Tampa-St. Petersburg-Clearwater MSA is home to more than 20 corporate headquarters, seven of which are Fortune 1000 companies. The St. Petersburg area also includes a branch of St. Petersburg College and the University of South Florida St. Petersburg and is home to two professional sports teams, the Tampa Bay Rays (Major League Baseball) and the Tampa Bay Rowdies (United Soccer League Championship).

1701, 1702 and 1710 Ringling Boulevard – Sarasota, Florida – 1701 Ringling Boulevard (“1701 Ringling”) and 1710 Ringling Boulevard (“1710 Ringling”) make up a 1.6-acre site, consisting of a six-story office building and a parking lot which we acquired for an aggregate purchase price of $7.0 million, inclusive of transaction costs. We currently anticipate that 1701 Ringling will be renovated into a modern office building, consisting of approximately 80,000 square feet of rentable space, with 1710 Ringling consisting of an approximately 128-space parking lot. Upon acquiring 1701 Ringling, we entered into a new lease agreement with the existing tenant covering approximately 42,000 square feet for an initial term of 20 years, and several lease extension options. Renovations to 1701 Ringling will include the creation of a front area, the conversion of the existing freight elevator into an oversized passenger elevator and the reinstallation of windows into the façade.

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

1701-1710 Ringling is located within the historic downtown Sarasota area along Ringling Boulevard, a major two-way arterial road, with good access to the surrounding Sarasota market, as well as easy access to Interstate 75 and the greater Tampa-St Petersburg area. 1701-1710 Ringling is located in a high foot traffic area close to a number of popular restaurants and retail establishments. Overall, the neighborhood is in the stable to growth trend stage of its life cycle.

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

We currently anticipate that 497-501 Middle will be developed into an approximately 262-apartment home community and that amenities will include a leasing office, clubhouse with chef’s kitchen, fitness center, game room, study/lounge area, meeting rooms, and an outside AstroTurf meadow.

Cedar Swamp Road (“Cedar Swamp Road”) is a 1.1-acre site immediately adjacent to 497-501 Middle, which we acquired for a purchase price of $0.3 million, inclusive of transaction costs. We currently anticipate adding Cedar Swamp Road to the 497-501 Middle development.

497-501 Middle and Cedar Swamp Road are located less than a mile from the main college campus at the University of Connecticut (“UConn”) in Storrs, Connecticut (“Storrs”), approximately 30 minutes from Hartford, Connecticut, and 90 minutes from Boston, Massachusetts. UConn ranked 26th among “top public universities” nationally in the 2022 U.S. New & World Report (“U.S. News”) collegiate rankings, and, based on a fact sheet published by UConn, over 18,000 undergraduate students attended college at the Storrs campus in 2021, with nearly a quarter of those students living off campus. According to U.S. News, UConn has one of the worst housing units to student ratios of major universities in the U.S.

900 8th Avenue South – Nashville, Tennessee – 900 8th Avenue South (“900 8th Avenue South” or “Nashville No. 1”) is a 3.2-acre land assemblage, which we acquired for an aggregate purchase price of $19.7 million, inclusive of transaction costs.

In connection with our acquisition of Nashville No. 1, an unaffiliated third party (the “JV Partner”) assigned the purchase and sale agreement for 900 8th Avenue South together with a previously paid property deposit to the indirect holding company for 900 8th Avenue South in exchange for the JV Partner’s deemed initial capital contribution and a promissory note (the “900 Eighth Promissory Note”) in the amount of $0.2 million and bearing interest at the greater of (i) 1% per annum, or (ii) the short-term adjusted applicable federal rate for the current month for purposes of Section 1288(b) of the U.S. Internal Revenue Code of 1986, as amended (the “Code”). The 900 Eighth Promissory Note was repaid in full in April 2022.

A 2022 report published by PricewaterhouseCoopers ranked Nashville as the number one real estate market, with the best overall real estate prospects and one of the fastest-growing metro areas. Nashville is headquarters to a diverse group of Fortune 1000 companies, such as HCA Healthcare, Dollar General, Community Healthy Systems, Delek, Tractor Supply, Brookdale Senior Living, Acadia Healthcare, Cracker Barrel, Louisiana-Pacific and Genesco. It is also home to a number of colleges and universities, such as Tennessee State University, Vanderbilt University, Belmont University, Fisk University, Trevecca Nazarene University and Lipscomb University. Nashville is the largest apartment market in the state of Tennessee, and as of the end of the first quarter the Nashville apartment market had an 89.8% occupancy rate. While COVID-19 disrupted economic growth trends in Nashville, the metro has seen job growth return over the past several months, with the Wall Street Journal recently ranking Nashville as the country’s hottest job market among nearly 400 metro areas.

Nashville No. 1 is located in central Nashville at the north end of the 8th Avenue south district, within walking distance of a number of popular retail, dining and nightlife establishments in downtown Nashville.

1700 Main Street – Sarasota, Florida – 1700 Main Street (“1700 Main”) is a 1.3-acre site, consisting of a former gas station, a three-story office building with parking lot and a two-story retail building, which we acquired for an aggregate purchase price of $6.9 million, inclusive of transaction costs. We currently anticipate that 1700 Main will be redeveloped into approximately 260-apartment home community consisting of one-bedroom, two-bedroom and three-bedroom units, with approximately 6,400 square feet of retail space located on the first two levels. We anticipate that 1700 Main will consist of a 10-story podium style building with a 3-story, 330-space garage and 7 stories of apartments above, including a clubroom, fitness center and courtyard with a swimming pool, as well as a leasing office. We have placed the development of 1700 Main on hold pending re-zoning by the City of Sarasota. We have engaged an architectural firm for conceptual studies so that we can prepare a design to present to the City of Sarasota for approval once the re-zoning is complete.

U.S. News & World Report ranked Sarasota as the 5th best place to live in the United States for 2023-2024, number two among the fastest growing places in the U.S., and the 11th best place to retire. Sarasota is headquarters to a diverse group of large companies, such as Boar’s Head Provisions, CAE Healthcare, PGT Innovations, Tervis, Sun Hydraulics and Voalte. The Sarasota area also has a large number of universities including the University of Southern Florida, Florida State University’s College of Medicine campus, Ringling College, State College of Florida, Keiser College and New College of Florida. According to the U.S. Department of Housing and Urban Development (HUD), the housing demand for the Northport-Sarasota-Bradenton MSA is forecast to be 11,950 new units through August 2023, but only 3,250 housing units are expected to be delivered in that timeframe causing a short fall of 8,700 units by the completion of construction.

1700 Main is located within the historic downtown Sarasota area along Main Street, in a high foot traffic area next to a number of popular restaurants and retail establishments.

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

1750 Storrs Road - Storrs, Connecticut – 1750 Storrs Road (“1750 Storrs”) is an approximately 19.0-acre development site near UConn, which we acquired for an aggregate purchase price of $5.5 million, inclusive of transaction costs.

We currently anticipate that 1750 Storrs will be developed into a multifamily mixed-use development, featuring one-bedroom, two-bedroom and three-bedroom apartments. Amenities are anticipated to include a clubhouse, with state-of-the-art fitness center, chef’s kitchen and more.

901-909 Central Avenue North – St. Petersburg, Florida – 901-909 Central Avenue North (“901-909 Central Avenue”) is a 0.13-acre site consisting of a single-story 5,328 gross square foot retail/office building comprised of 4 units located in St. Petersburg, Florida, which we acquired for an aggregate purchase price of $2.6 million, inclusive of transaction costs.

Results of Operations

The following table sets forth information regarding our unaudited consolidated results of operations during the three and six months ended June 30, 2023 and 2022 (amounts in thousands).

	Three Months				Six Months
	Ended June 30,				Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Revenue
Rental revenue	$778	$312	$466	149%	$1,275	$641	$634	99%
Total revenue	778	312	466	149%	1,275	641	634	99%

Expenses
Property expenses	989	924	65	7%	2,007	1,831	176	10%
General and administrative	1,216	1,473	(257)	(17)%	2,987	3,114	(127)	(4)%
Depreciation and amortization	688	266	422	159%	1,200	550	650	118%
Impairment of real estate	2,166	—	2,166	100%	2,166	—	2,166	100%
Total expenses	5,059	2,663	2,396	90%	8,360	5,495	2,865	52%

Other income (loss)
Interest income	1	549	(548)	(100)%	1	1,050	(1,049)	(100)%
Other income (expense)	209	(19)	228	(1200)%	206	(26)	232	(892)%
Total other income (loss)	210	530	(320)	(60)%	207	1,024	(817)	(80)%

Loss before income taxes	(4,071)	(1,821)	(2,250)	124%	(6,878)	(3,830)	(3,048)	80%
Provision for income taxes	—	(111)	111	(100)%	—	(111)	111	(100)%
Net loss	(4,071)	(1,932)	(2,139)	111%	(6,878)	(3,941)	(2,937)	75%
Net (income) loss attributable to noncontrolling interests	(9)	46	(55)	(120)%	(12)	39	(51)	(131)%
Net loss attributable to Belpointe PREP, LLC	$(4,080)	$(1,886)	$(2,194)	116%	$(6,890)	$(3,902)	$(2,988)	77%

Revenue

Rental Revenue

During the three and six months ended June 30, 2023 as compared to the same period in 2022, rental revenue increased by $0.5 million and $0.6 million, respectively. This increase is primarily due to the acceleration of below-market lease intangibles during the current year periods as a result of tenants vacating 901-909 Central Avenue and due to our acquisition of additional properties during 2022.

Expenses

Property Expenses

During the three and six months ended June 30, 2023 and 2022, property expenses consisted of management fees, property operational expenses, real estate taxes, and utilities and insurance expenses incurred in relation to our property acquisitions. During the three and six months ended June 30, 2023, as compared to the same period in 2022, property expenses increased by $0.1 million and $0.2 million, respectively. This increase is primarily due to our acquisition of additional properties during 2022.

General and Administrative

During the three and six months ended June 30, 2023 and 2022, general and administrative expenses primarily consisted of employee cost sharing expenses (pursuant to our management agreement and employee and cost sharing agreement), marketing expenses, legal, audit, tax and accounting fees. During the three and six months ended June 30, 2023 as compared to the same period in 2022, general and administrative expenses decreased by $0.3 million and $0.1 million, respectively. This decrease is primarily due to lower marketing costs.

Depreciation and Amortization

During the three and six months ended June 30, 2023 as compared to the same period in 2022, depreciation and amortization increased by $0.4 million and $0.7 million, respectively. This increase is primarily due to our acquisition of operating properties during 2022 as well as the acceleration of in-place lease intangibles during the current year periods as a result of tenants vacating 901-909 Central Avenue.

Impairment of Real Estate

During the three and six months ended June 30, 2023, we recorded an impairment charge of $2.2 million based on the estimated selling price of one of our real estate assets. The impairment charge was determined based on our conclusion that the estimated fair market value of the real estate asset was lower than the carrying value, and as a result we reduced the carrying value to the fair market value.

Other Income (Loss)

Interest Rate Derivatives

On May 12, 2023, our indirect majority-owned subsidiary entered into a variable-rate construction loan agreement for up to $130.0 million in principal amount with Bank OZK, which is secured by 1991 Main, and, as required under the terms of the loan agreement. During the three and six months ended June 30, 2023, we recognized a unrealized gain of $0.2 million in the line item Other income (expense). Please see “Note 9 – Fair Value of Financial Instruments” in our unaudited consolidated financial statements in this Form 10-Q for additional information regarding our interest rate cap agreement.

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

During the three and six months ended June 30, 2022, interest income was $0.5 million $1.1 million , respectively, and is primarily related to interest of $0.4 million and $0.7 million, respectively, earned on the Norpointe Loan, less than $0.1 million and $0.2 million, respectively, earned on the CMC Loan, and $0.1 million and $0.1 million, respectively, earned on the Visco Loan. There was no comparable activity during the three and six months ended June 30, 2023 since all loans were repaid in full during 2022.

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

Where our Manager and its affiliates, including our Sponsor, have funded, and in the future if they continue to fund, our liquidity and capital resource needs by advancing us Public Offering and operating fees and expenses, we reimburse our Manager and its affiliates, including our Sponsor, pursuant to the terms of our management agreement and employee and cost sharing agreement. Fees payable and expenses reimbursable to our Manager and its affiliates, including our Sponsor, may be paid, at the election of the recipient, in cash, by issuance of our Class A Units at the then-current NAV, or through some combination of the foregoing. There were no organization or Primary Offering fees and expenses incurred by our Manager and its affiliates during the three and six months ended June 30, 2023 and 2022. During the three months ended June 30, 2023 and 2022, our Manager and its affiliates, including our Sponsor, incurred operating expenses of $0.6 million and $0.4 million, respectively, on our behalf. During the six months ended June 30, 2023 and 2022, our Manager and its affiliates, including our Sponsor, incurred operating expenses of $1.3 million and $0.9 million, respectively, on our behalf.

During the year ended December 31, 2022, our indirect majority-owned subsidiary entered into a construction management agreement for the development of 1991 Main. For additional details regarding our acquisition of 1991 Main, see “—Our Investments—1991 Main Street – Sarasota Florida (Astor & Links).” The construction management agreement contains terms and conditions that are customary for a project of this type and will be subject to guaranteed maximum price. As of June 30, 2023, we had an unfunded capital commitment of $109.3 million under the terms of this agreement. We currently anticipate that the remaining funding for construction and soft costs associated with the development of 1991 Main will be a minimum of $155.5 million (inclusive of the aforementioned unfunded capital commitment).

During the three months ended June 30, 2023, our indirect majority-owned subsidiary entered into a variable-rate construction loan agreement for up to $130.0 million in principal amount to fund the development of 1991 Main. Advances under the construction loan bear interest at a per annum rate equal to the one-month term SOFR plus 3.45%, subject to a minimum all-in per annum rate of 8.51%. The construction loan has an initial maturity date of May 12, 2027 and contains a one-year extension option, subject to certain restrictions. As of June 30, 2023, we have drawn down less than $0.1 million on the construction loan. Please see “Note 8 – Debt” in our unaudited consolidated financial statements in this Form 10-Q for additional information regarding the construction loan.

During the three months ended June 30, 2023, our indirect majority-owned subsidiary entered into a construction management agreement for the development of 1000 First. For additional details regarding our acquisition of 1000 First, see “—Our Investments—1000 First Avenue North and 900 First Avenue North – St. Petersburg, Florida (Viv).” The construction management agreement contains terms and conditions that are customary for a project of this type and will be subject to guaranteed maximum price. As of June 30, 2023, we had an unfunded capital commitment of $48.7 million under the terms of this agreement. We currently anticipate that the remaining funding for construction and soft costs associated with the development of 1000 First will be a minimum of approximately $156.7 million (inclusive of the aforementioned unfunded capital commitment).

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

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash during the six months ended June 30, 2023 and 2022 (amounts in thousands):

	Six Months Ended June 30,
	2023	2022
Cash flows used in operating activities	$(3,422)	$(2,954)
Cash flows used in investing activities	(51,637)	(52,867)
Cash flows provided by financing activities	185	12,007
Net decrease in cash and cash equivalents and restricted cash	$(54,874)	$(43,814)

As of June 30, 2023 and 2022, cash and cash equivalents and restricted cash totaled approximately $90.1 million and $148.5 million, respectively.

Cash flows used in operating activities during the six months ended June 30, 2023 primarily relates to the payment of management fees and employee cost sharing expenses as well as payments for legal, marketing, and accounting fees. Cash flows used in operating activities during the six months ended June 30, 2022 primarily relates to the payment of management fees and employee cost sharing expenses as well as payments for legal, marketing, and accounting fees. These outflows were partially offset by interest received on our Norpointe Loan and CMC Loan during the period. For additional details regarding our Norpointe Loan and CMC Loan see “—Results of Operations—Other Income (Loss)—Interest Income.”

Cash flows used in investing activities during the six months ended June 30, 2023 primarily relates to funding costs for our development properties. For additional details regarding our development properties, see “—Our Investments.” Cash flows used in investing activities during the six months ended June 30, 2022 primarily relates to funding of loan receivables in addition to funding costs for our development properties and investments in real estate. For additional details regarding our loans receivables see “—Results of Operations—Other Income (Loss)—Interest Income.”

Cash flows used in financing activities for the six months ended June 30, 2023 primarily relates to net proceeds received from or Primary Offering partially offset by deferred financing costs paid in connection with obtaining a construction loan for our 1991 Main investment. Cash flows provided by financing activities for the six months ended June 30, 2022 primarily relates to net proceeds received from the Primary Offering partially offset by the repayment of the Acquisition Loan. For additional details regarding our Public Offerings, see “—Overview” and “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds—Use of Proceeds from Registered Sales of Securities.”

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

Our significant accounting policies are described in “Note 2—Summary of Significant Accounting Policies,” in our unaudited consolidated financial statements in this Form 10-Q. There have been no changes to our significant accounting policies and estimates during the six months ended June 30, 2023 as compared to those disclosed in “Note 3—Summary of Significant Accounting Policies” included in our Annual Report for the year ended December 31, 2022, a copy of which may be accessed here.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2023, neither we nor any of our subsidiaries were subject to any material legal proceedings nor were we aware of any material legal proceedings threatened against us or any of our subsidiaries.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Securities

During the three months ended June 30, 2023, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

Use of Proceeds from Registered Sales of Securities

On September 30, 2021, the U.S. Securities and Exchange Commission (the “SEC”) declared effective our registration statement on Form S-11, as amended (File No. 333-255424), registering the offer and sale of our ongoing initial public offering of up to $750,000,000 of our Class A units on a continuous “best efforts” basis at an initial price of $99.82 per Class A unit (our “Primary Offering”), of which $518,811,950 remained unsold as of June 30, 2023.

On May 9, 2023, the SEC declared effective our registration statement on Form S-11, as amended (File No. 333-271262) (the “Follow-on Registration Statement”), registering the offer and sale of up to $750,000,000 of our Class A units on a continuous “best efforts” basis by any method deemed to be an “at the market” offering pursuant to Rule 415(a)(4) under the Securities Act, including by offers and sales made directly to investors or through one or more agents (our “Follow-on Offering” and, together with our Primary Offering, our “Public Offerings”). In addition, the Follow-on Registration Statement constitutes a post-effective amendment to the registration statement for our Primary Offering.

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

The purchase price for Class A units in our Public Offerings will be the lesser of (i) the current net asset value (the “NAV”) of our Class A units, and (ii) the average of the high and low sale prices of our Class A units on the NYSE American (the “NYSE”) during regular trading hours on the last trading day immediately preceding the investment date on which the NYSE was open for trading and trading in our Class A units occurred. As of May 31, 2023 the assumed NAV of our Class A units was equal to $99.82 per Class A unit. Our Manager will calculate our NAV within approximately 60 days of the last day of each quarter (the “Determination Date”). Any adjustment to our NAV will take effect as of the first business day following its public announcement. Our adjusted NAV will be equal to our adjusted NAV as of the Determination Date (rounded to the nearest dollar) divided by the number of Class A units outstanding on the Determination Date.

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

From the period of October 7, 2021, the date of the first closing held in connection with our Primary Offering, through December 31, 2022, we issued 2,273,339 Class A units in our Primary Offering, raising net offering proceeds of $226.0 million. During the six months ended months ended June 30, 2023, we issued 43,403 Class A units in connection with our Primary Offering. Together with the gross proceeds raised in Belpointe REIT’s prior offerings, as of June 30, 2023, we have raised aggregate gross offering cash proceeds of $350.2 million.

The following tables summarize certain information about the Primary Offering proceeds and our use of proceeds, including direct or indirect payments to our directors, officers, affiliates or to any person owning 10% or more of any class of our equity securities as of June 30, 2023:

Offering proceeds
Class A units sold	2,316,742
Gross offering proceeds	$231,178,050
Selling commissions	—
Offering costs (1) (2) (3)	1,580,867
Net offering proceeds	$229,597,183

(1)	Includes $0.3 million of reimbursements to an affiliate for costs incurred on our behalf.
(2)	Direct or indirect payments of $1.3 million have been made to others, including payments for legal, accounting, transfer agent, FINRA, and filing fees, as of June 30, 2023.
(3)	Includes all offering costs incurred by the Company in connection with any offer and sale of securities by the Company.

Uses of net offering proceeds (in thousands)
Purchases and development of real estate (1)	$80,962
Funding of loans receivable (2)	34,955
Working capital (3) (4)	14,431
$130,348

(1)	Includes direct or indirect payments of $9.5 million to directors, officers and affiliates as of June 30, 2023 predominantly for development fees, insurance premiums, and employee reimbursement expenditures.
(2)	Includes direct payment of $30.0 million to Norpointe, an affiliate of our Chief Executive Officer. Please see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Other Income (Loss)—Interest Income” for additional detail regarding the Norpointe Loan.
(3)	Includes direct or indirect payments of $6.9 million to directors, officers and affiliates as of June 30, 2023 for management fees, insurance premiums and employee cost sharing expenses (pursuant to our management agreement and employee and cost sharing agreement). Please see “Note 3 – Related Party Arrangements” in our unaudited consolidated financial statements in this Form 10-Q for additional information regarding fees incurred on our behalf by, and expenses reimbursable to, our Manager and its affiliates.
(4)	Includes direct or indirect payments of $2.3 million to others, including payments for legal, accounting, marketing, transfer agent and filing fees, as of June 30, 2023.

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

BELPOINTE PREP, LLC

Date: August 11, 2023	By:	/s/ Brandon E. Lacoff
Brandon E. Lacoff
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: August 11, 2023	By:	/s/ Martin Lacoff
Martin Lacoff
Chief Strategic Officer, Principal Financial Officer and Director
(Principal Financial Officer)

