Form 10-Q
period 2023-09-30
Belpointe PREP, LLC
filed 2023-11-14
CIK 1807046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _______

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

Yes ☐ No ☒

As of November 10, 2023, the registrant had 3,579,511 Class A units, 100,000 Class B units and one Class M unit outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Belpointe PREP, LLC

Consolidated Balance Sheets

(in thousands, except unit and per unit data)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Real estate
Land	$38,741	$38,741
Building and improvements	17,929	17,843
Intangible assets	9,172	9,495
Real estate under construction	250,432	133,898
Total real estate	316,274	199,977
Accumulated depreciation and amortization	(3,065)	(1,719)
Real estate, net	313,209	198,258
Cash and cash equivalents	15,743	143,467
Other assets	32,275	12,270
Total assets	$361,227	$353,995

Liabilities
Debt	$1	$—
Due to affiliates	9,829	5,803
Lease liabilities	1,413	7,126
Accounts payable	8,939	1,686
Accrued expenses and other liabilities	14,791	6,728
Total liabilities	34,973	21,343

Commitments and contingencies (Note 12)

Members’ Capital
Class A units, unlimited units authorized, 3,579,511 and 3,523,449 units issued and outstanding at September 30, 2023 and December 31, 2022, respectively	323,839	329,482
Class B units, 100,000 units authorized, 100,000 units issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Class M unit, one unit authorized, one unit issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Total members’ capital excluding noncontrolling interests	323,839	329,482
Noncontrolling interests	2,415	3,170
Total members’ capital	326,254	332,652
Total liabilities and members’ capital	$361,227	$353,995

See accompanying notes to consolidated financial statements.

Belpointe PREP, LLC

Consolidated Statements of Operations

(Unaudited)

(in thousands, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Rental revenue	$468	$338	$1,743	$979
Total revenue	468	338	1,743	979

Expenses
Property expenses	1,020	973	3,027	2,804
General and administrative	1,482	794	4,469	3,908
Depreciation and amortization	485	349	1,685	899
Impairment of real estate	795	—	2,961	—
Total expenses	3,782	2,116	12,142	7,611

Other income
Interest income	92	450	93	1,500
Other (expense) income	(80)	(1)	126	(27)
Total other income	12	449	219	1,473

Loss before income taxes	(3,302)	(1,329)	(10,180)	(5,159)
Provision for income taxes	—	(1)	—	(112)
Net loss	(3,302)	(1,330)	(10,180)	(5,271)
Net loss attributable to noncontrolling interests	18	285	6	324
Net loss attributable to Belpointe PREP, LLC	$(3,284)	$(1,045)	$(10,174)	$(4,947)

Loss per Class A unit (basic and diluted)
Net loss per unit	$(0.92)	$(0.30)	$(2.87)	$(1.45)
Weighted-average units outstanding	3,577,857	3,430,090	3,542,765	3,400,201

See accompanying notes to consolidated financial statements.

Belpointe PREP, LLC

Consolidated Statements of Changes in Members’ Capital

(Unaudited)

(in thousands, except unit and per unit data)

	Class A units		Class B units		Class M unit		Total Members’ Capital Excluding Noncontrolling	Noncontrolling	Total Members’
	Units	Amount	Units	Amount	Units	Amount	Interests	Interests	Capital
Balance at January 1, 2023	3,523,449	$329,482	100,000	$—	1	$—	$329,482	$3,170	$332,652
Acquisition of noncontrolling interest (Note 5)	—	—	—	—	—	—	—	(963)	(963)
Offering costs	—	(119)	—	—	—	—	(119)	—	(119)
Net (loss) income	—	(2,810)	—	—	—	—	(2,810)	3	(2,807)
Balance at March 31, 2023	3,523,449	$326,553	100,000	$—	1	$—	$326,553	$2,210	$328,763
Issuance of units	43,403	3,844	—	—	—	—	3,844	—	3,844
Capital distribution	—	—	—	—	—	—	—	(24)	(24)
Offering costs	—	(169)	—	—	—	—	(169)	—	(169)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	238	238
Net (loss) income	—	(4,080)	—	—	—	—	(4,080)	9	(4,071)
Balance at June 30, 2023	3,566,852	$326,148	100,000	$—	1	$—	$326,148	$2,433	$328,581
Issuance of units	12,659	1,088	—	—	—	—	1,088	—	1,088
Offering costs	—	(113)	—	—	—	—	(113)	—	(113)
Net loss	—	(3,284)	—	—	—	—	(3,284)	(18)	(3,302)
Balance at September 30, 2023	3,579,511	$323,839	100,000	$—	1	$—	$323,839	$2,415	$326,254

	Class A units		Class B units		Class M unit		Total Members’ Capital Excluding Noncontrolling	Noncontrolling	Total Members’
	Units	Amount	Units	Amount	Units	Amount	Interest	Interest	Capital
Balance at January 1, 2022	3,382,149	$323,683	100,000	$—	1	$—	$323,683	$192	$323,875
Offering costs	—	(20)	—	—	—	—	(20)	—	(20)
Net (loss) income	—	(2,016)	—	—	—	—	(2,016)	7	(2,009)
Balance at March 31, 2022	3,382,149	$321,647	100,000	$—	1	$—	$321,647	$199	$321,846
Issuance of units	31,300	3,130	—	—	—	—	3,130	—	3,130
Acquisition of ownership in CMC Storrs SPV, LLC (Note 5)	—	—	—	—	—	—	—	3,100	3,100
Offering costs	—	(347)	—	—	—	—	(347)	—	(347)
Net loss	—	(1,886)	—	—	—	—	(1,886)	(46)	(1,932)
Balance at June 30, 2022	3,413,449	$322,544	100,000	$—	1	$—	$322,544	$3,253	$325,797
Issuance of units	41,000	4,100	—	—	—	—	4,100	—	4,100
Offering Costs	—	(220)	—	—	—	—	(220)	—	(220)
Net loss	—	(1,045)	—	—	—	—	(1,045)	(285)	(1,330)
Balance at September 30, 2022	3,454,449	$325,379	100,000	$—	1	$—	$325,379	$2,968	$328,347

See accompanying notes to consolidated financial statements.

Belpointe PREP, LLC

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(10,180)	$(5,271)
Adjustments to net loss:
Depreciation and amortization	1,685	899
Accretion of rent-related intangibles and deferred rental revenue	(723)	(144)
Impairment of real estate	2,961	—
Unrealized gain on interest rate derivative, net	(135)	—
Changes in operating assets and liabilities:
Increase (decrease) in due to affiliates	145	(375)
Decrease in other assets	205	183
Increase (decrease) in accounts payable	234	(58)
Increase in accrued expenses and other liabilities	565	283
Net cash used in operating activities	(5,243)	(4,483)

Cash flows from investing activities
Development of real estate	(95,825)	(26,652)
Acquisitions of real estate	(5,180)	(6,216)
Purchase of interest rate cap	(159)	—
Other investing activity	(75)	(88)
Proceeds from interest rate cap	8	—
Funding of loans receivable	—	(34,955)
Repayment of loan receivable	—	3,469
Cash acquired from CMC	—	1,492
Net cash used in investing activities	(101,231)	(62,950)

Cash flows from financing activities
Proceeds from units issued	4,932	7,230
Payment of deferred financing costs	(3,488)	—
Payment of offering costs	(319)	(549)
Contributions from noncontrolling interests	188	—
Other financing activities	(101)	(189)
Capital distribution to noncontrolling interests	(24)	—
Proceeds from issuance of debt	1	—
Proceeds from subscriptions receivable	—	20,295
Repayment of debt	—	(10,800)
Net cash provided by financing activities	1,189	15,987

Net decrease in cash and cash equivalents and restricted cash	(105,285)	(51,446)

Cash and cash equivalents and restricted cash, beginning of period	144,967	192,346
Cash and cash equivalents and restricted cash, end of period	$39,682	$140,900

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

At least 90% of our assets consist of qualified opportunity zone property, and all of our assets are held by, and all of our operations are conducted through, one or more operating companies (each an “Operating Company” and collectively, our “Operating Companies”), either directly or indirectly through their subsidiaries. We are externally managed by Belpointe PREP Manager, LLC (our “Manager”), an affiliate of our sponsor, Belpointe, LLC (our “Sponsor”). Subject to the oversight of our board of directors (our “Board”), our Manager is responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf.

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

In connection with the Follow-on Registration Statement, we entered into a non-exclusive dealer manager agreement with Emerson Equity LLC (“Dealer Manager”), a registered broker-dealer, for the sale of our Class A units through the Dealer Manager. The Dealer Manager will enter into participating dealer agreements and wholesale agreements with other broker-dealers, referred to as “selling group members,” to authorize those broker-dealers to solicit offers to purchase our Class A units. We will pay our Dealer Manager commissions of up to 0.25%, and the selling group members commissions ranging from 0.25% to 4.50%, of the principal amount of Class A unit sold in the Follow-on Offering. As of September 30, 2023, we have not sold any Class A units in connection with the Follow-on Offering.

In addition, the Follow-on Registration Statement constitutes a post-effective amendment to the registration statement on Form S-11, as amended (File No. 333-255424), registering the offer and sale of our ongoing initial public offering of up to $750,000,000 of our Class A units, declared effective by the SEC on September 30, 2021, of which $517,724,350 remained unsold as of September 30, 2023 (our “Primary Offering” and, together with our Follow-on Offering, our “Public Offerings”).

The purchase price for Class A units in the Public Offerings will be the lesser of (i) the current net asset value (the “NAV”) of our Class A units, and (ii) the average of the high and low sale prices of our Class A units on the NYSE American (the “NYSE”) during regular trading hours on the last trading day immediately preceding the investment date on which the NYSE was open for trading and trading in our Class A units occurred. Our Manager calculates our NAV within approximately 60 days of the last day of each quarter, and any adjustments take effect as of the first business day following its public announcement. On September 1, 2023, we announced that our NAV as of June 30, 2023 was equal to $98.58 per Class A unit.

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

In the opinion of management, all adjustments considered necessary for a fair presentation of our financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The consolidated financial statements as of September 30, 2023, and for the three and nine months ended September 30, 2023 and 2022, are unaudited and may not include year-end adjustments necessary to make them comparable to audited results. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2022 included in our Annual Report on Form 10-K. The operating results for interim periods are not necessarily indicative of operating results for any other interim period or for the entire year.

Basis of Consolidation

The accompanying unaudited consolidated financial statements reflect all of our accounts, including those of our controlled subsidiaries. The portion of members’ capital in controlled subsidiaries that are not attributable, directly or indirectly, to us are presented in noncontrolling interests. All significant intercompany accounts and transactions have been eliminated.

We have evaluated our economic interests in entities to determine if they are deemed to be variable interest entities (“VIEs”) and whether the entities should be consolidated. An entity is a VIE if it has any one of the following characteristics: (i) the entity does not have enough equity at risk to finance its activities without additional subordinated financial support; (ii) the at-risk equity holders, as a group, lack the characteristics of a controlling financial interest; or (iii) the entity is structured with non-substantive voting rights. The distinction between a VIE and other entities is based on the nature and amount of the equity investment and the rights and obligations of the equity investors. Fixed price purchase and renewal options within a lease, as well as certain decision-making rights within a loan or joint-venture agreement, can cause us to consider an entity a VIE. Limited partnerships and other similar entities that operate as a partnership will be considered VIEs unless the limited partners hold substantive kick-out rights or participation rights.

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

The following table presents the financial data of the consolidated VIEs included in the consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively (amounts in thousands):

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Real estate
Land	$26,059	$24,967
Building and improvements	12,942	11,297
Intangible assets	6,816	6,725
Real estate under construction	250,200	133,773
Total real estate	296,017	176,762
Accumulated depreciation and amortization	(1,878)	(672)
Real estate, net	294,139	176,090
Cash and cash equivalents	10,829	124,159
Other assets	31,862	11,773
Total assets	$336,830	$312,022

Liabilities
Debt	$1	$—
Due to affiliates	8,698	4,399
Lease liabilities	87	5,350
Accounts payable	8,649	1,679
Accrued expenses and other liabilities	13,895	6,064
Total liabilities	$31,330	$17,492

An interest in a VIE requires reconsideration when an event occurs that was not originally contemplated. At each reporting period we will reassess whether there are any events that require us to reconsider our determination of whether an entity is a VIE and whether it should be consolidated.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the Jump Start Our Business Startups Act of 2012 (“JOBS Act”). Under Section 107 of the JOBS Act, emerging growth companies are permitted to use an extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards that have different effective dates for public and private companies. We have elected to use the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an emerging growth company, or (ii) affirmatively and irrevocably opt out of the extended transition period provided in Section 7(a)(2)(B). By electing to extend the transition period for complying with new or revised accounting standards, our consolidated financial statements may not be comparable to the consolidated financial statements of companies that comply with public company effective dates.

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

Restricted Cash

Restricted cash consists of amounts required to be reserved pursuant to contractual obligations and amounts held in escrow on behalf of the company. The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the unaudited consolidated statements of cash flows (amounts in thousands):

	September 30, 2023	December 31, 2022
	(unaudited)
Cash and cash equivalents	$15,743	$143,467
Restricted cash (1) (2)	23,939	1,500
Total cash and cash equivalents and restricted cash	$39,682	$144,967

(1)	Restricted cash is included within Other assets on our consolidated balance sheets.

(2)	The balance as of September 30, 2023, includes $20.0 million associated with our indebtedness as further described in Note 8 – Debt. In addition, as of September 30, 2023 and December 31, 2022, the balance includes $3.9 million and $1.5 million, respectively, reserved pursuant to certain contractual construction obligations.

Derivative Instruments

Our derivative instruments are measured at fair value and are recorded as either assets or liabilities in our unaudited consolidated balance sheets depending on the pertinent rights or obligations under the applicable derivative contract. The derivative contracts that we may enter into are generally concurrent with obtaining floating rate debt and are intended to manage the economic risk of increases in benchmark interest rates. Our derivative instruments are not designated as hedges for accounting purposes, and therefore we account for changes in the fair value of the derivative instruments as either a gain or loss in the unaudited consolidated statements of operations.

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

Note 3 – Leases

Lessor Accounting

We own rental properties which are leased to tenants under operating leases with current expirations ranging from 2023 to 2040, with options to extend or terminate the leases. Revenues from such leases are reported as Rental revenue in our unaudited consolidated statements of operations and are comprised of (i) lease components, which includes fixed and variable lease payments, and (ii) non-lease components which includes reimbursements of property level operating expenses. We do not separate non-lease components from the related lease components as allowed under the Accounting Standards Codification (“ASC”) 842 practical expedient, as the timing and pattern of transfer are the same, and account for the combined component in accordance with ASC 842.

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

The following table summarizes the components of lease revenues (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Fixed lease revenues	$241	$217	$773	$627
Variable lease revenues (1)	99	72	247	209
Lease revenues (2) (3)	$340	$289	$1,020	$836

(1)	Includes reimbursements for property taxes, insurance, and common area maintenance services.

(2)	Excludes lease intangible amortization of $0.1 million for both the three months ended September 30, 2023 and 2022, respectively, and $0.7 million and $0.2 million for the nine months ended September 30, 2023 and 2022, respectively.

(3)	Excludes straight-line rent of less than $0.1 million for all periods presented.

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

We assess the collectability of substantially all lease payments due by reviewing a tenant’s payment history or financial condition. Changes to collectability are recognized as a current period adjustment to rental revenue. We have assessed the collectability of all recorded lease revenues as probable as of September 30, 2023.

Lessee Accounting

Ground Lease

As further described in Note 5 – Real Estate, Net, on August 24, 2023, through an indirect majority-owned subsidiary of our Operating Company, we purchased land located in Sarasota, Florida, which we previously leased. Therefore, there is no longer a right of use (“ROU”) asset or lease liabilities in our unaudited consolidated balance sheet as of September 30, 2023. As of December 31, 2022, we were a lessee under the aforementioned ground lease which was classified as a financing lease. Accordingly, a finance lease liability of $5.0 million is included in Lease liabilities in our consolidated balance sheet as of December 31, 2022, which represented our obligation to make payments under this ground lease, and a ROU asset of $5.0 million is included in Other assets in our consolidated balance sheet as of December 31, 2022, which represented our right to use the underlying asset during the lease term. During the nine months ended months ended September 30, 2023, we capitalized $0.3 million of interest related to this ground lease on one of our development investments, which is included in Real estate under construction in our unaudited consolidated balance sheet.

There are no operating leases for which we are the lessee; therefore, there are no related ROU assets or lease liabilities in our consolidated balance sheets as of September 30, 2023 and December 31, 2022.

Note 4 – Related Party Arrangements

Our Relationship with Our Manager and Sponsor

Our Manager and its affiliates, including our Sponsor, receive fees or reimbursements in connection with our Public Offerings and the management of our investments.

The following table presents a summary of fees incurred on our behalf by, and expenses reimbursable to, our Manager and its affiliates, including our Sponsor, in accordance with the terms of our relevant agreements with such parties (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Amounts included in the Consolidated Statements of Operations
Management fees (1)	$662	$648	$1,990	$1,922
Costs incurred by our Manager and its affiliates (2)	513	462	1,840	1,456
Insurance (3)	100	102	308	314
Director compensation	20	20	60	60
	$1,295	$1,232	$4,198	$3,752

Capitalized costs included in the Consolidated Balance Sheets
Development fee and reimbursements	$1,484	$817	$5,672	$3,637
Insurance (3)	588	531	1,578	1,099
	$2,072	$1,348	$7,250	$4,736

(1)	Included in Property expenses in our unaudited consolidated statements of operations.

(2)	Includes wage, overhead and other reimbursements to our Manager and its affiliates, including our Sponsor, which are included in General and administrative expenses on the unaudited consolidated statements of operations.

(3)	Our insurance premiums are prepaid and are included in Other assets on the unaudited consolidated balance sheets and are amortized monthly to either Property expenses on the unaudited consolidated statements of operations or Real estate under construction on the unaudited consolidated balance sheets as further described below.

The following table presents a summary of amounts included in Due to affiliates in the unaudited consolidated balance sheets (amounts in thousands):

	September 30, 2023	December 31, 2022
	(unaudited)
Due to affiliates
Development fees	$7,507	$4,256
Employee cost sharing and reimbursements (1)	1,641	866
Management fees	662	661
Director compensation	20	20
	$9,830	$5,803

(1)	Includes wage, overhead and other reimbursements to our Manager and its affiliates, including our Sponsor.

Public Offering Expenses

Our Manager and its affiliates, including our Sponsor, are reimbursed, for offering expenses incurred in connection with our Public Offerings. We became liable to reimburse our Manager and its affiliates, including our Sponsor, when the first closing was held in connection with our Primary Offering in October 2021.

There were no Public Offering expenses incurred by our Manager and its affiliates during the three and nine months ended September 30, 2023 and 2022.

Other Operating Expenses

Pursuant to the terms of the management agreement between us, our Operating Companies and our Manager (the “Management Agreement”), we reimburse our Manager, Sponsor and their respective affiliates for actual expenses incurred on our behalf in connection with the selection, acquisition or origination of investments, whether or not we ultimately acquire or originate an investment. We also reimburse our Manager, Sponsor and their respective affiliates for out-of-pocket expenses paid to third parties in connection with providing services to us.

Pursuant to the terms of the employee and cost sharing agreement between us, our Operating Companies, our Manager and our Sponsor, we reimburse our Sponsor and our Manager for expenses incurred for our allocable share of the salaries, benefits and overhead of personnel providing services to us. During the three and nine months ended September 30, 2023, our Manager and its affiliates, including our Sponsor, incurred operating expenses of $0.4 million and $1.7 million, respectively, on our behalf. During the three and nine months ended September 30, 2022, our Manager and its affiliates, including our Sponsor, incurred operating expenses of $0.4 million and $1.3 million, respectively, on our behalf. The expenses are payable, at the election of the recipient, either in cash, by issuance of our Class A units at the then-current NAV, or through some combination of the foregoing. As of September 30, 2023, all expenses incurred since inception have been paid in cash.

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

Pursuant to the Management Agreement, we pay our Manager a quarterly management fee in arrears of one-fourth of 0.75%. The management fee is based on our NAV in effect at the end of the quarter. For the three and nine months ended September 30, 2023, we incurred management fees of $0.7 million and $2.0 million, respectively, and $0.6 million and $1.9 million for the three and nine months ended September 30, 2022, respectively, which are included in Property expenses in our unaudited consolidated statements of operations.

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

During the three and nine months ended September 30, 2023, we incurred development fees earned during the construction phase of $1.2 million and $4.8 million, respectively. During the three and nine months ended September 30, 2022, we incurred development fees earned during the construction phase of $0.5 million and $2.8 million, respectively. Such development fees are included in Real estate under construction in our unaudited consolidated balance sheets. As of September 30, 2023 and December 31, 2022, $7.5 million and $4.3 million, respectively, remained due and payable to our affiliates for development fees.

During the three and nine months ended September 30, 2023, we incurred employee reimbursement expenditures to our affiliates acting as development managers of $0.3 million and $1.0 million, respectively, of which $0.2 million and $0.8 million, respectively, is included in Real estate under construction in our unaudited consolidated balance sheets, and $0.1 million and $0.3 million, respectively, is included in General and administrative expenses in our unaudited consolidated statements of operations. During the three and nine months ended September 30, 2022, we incurred employee reimbursement expenditures to our affiliates acting as development managers of $0.3 million and $1.0 million, respectively, of which $0.3 million and $0.8 million, respectively, is included in Real estate under construction in our unaudited consolidated balance sheets, and less than $0.1 million and $0.2 million, respectively, is included in General and administrative expenses in our unaudited consolidated statements of operations. As of September 30, 2023 and December 31, 2022, $1.2 million and $0.3 million, respectively, remained due and payable to our affiliates for employee reimbursement expenditures.

On April 25, 2023, each of the indirect majority-owned subsidiaries for our Nashville investments entered into development management agreements with certain development entities in which immediate family members of our Chief Executive Officer have a passive indirect minority beneficial ownership interest (collectively, the “Nashville DMAs”). The aggregate development fees payable under the Nashville DMAs are equal to 55% of 4.5% of the development budget or hard costs, as applicable. During the nine months ended months ended September 30, 2023, we incurred $0.4 million of development fees related to the Nashville DMAs, which were capitalized to Real estate under construction in our unaudited consolidated balance sheets, with the remaining development fees payable upon our achieving various milestones throughout the development of our Nashville investments. As of September 30, 2023, $0.4 million in development fees related to the Nashville DMAs remained outstanding and payable.

Acquisition Fees

We will pay our Manager, Sponsor, or an affiliate of our Manager or Sponsor, an acquisition fee equal to 1.5% of the total value of any acquisition transaction, including any acquisition through merger with another entity (but excluding any transactions in which our Sponsor, or an affiliate of our Manager or Sponsor, would otherwise receive a development fee). We did not incur any acquisition fees during the three and nine months ended September 30, 2023 and 2022, since all investments acquired during these periods were, or will be, subject to payment of development fees.

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

During the three and nine months ended September 30, 2023, we obtained insurance premiums in the aggregate amount of zero and $2.4 million, respectively, from which Belpointe Specialty Insurance earned commissions of zero and $0.2 million, respectively. During the three and nine months ended September 30, 2022, we obtained insurance premiums in the aggregate amount of zero and $4.6 million, respectively, from which Belpointe Specialty Insurance earned commissions of zero and $0.4 million, respectively. During the three and nine months ended September 30, 2023 and 2022, Belpointe Specialty Insurance earned administration fees of zero and less than $0.1 million. Insurance premiums are prepaid and are included in Other assets on the unaudited consolidated balance sheets. With respect to our properties under development, for the three months ended September 30, 2023 and 2022, $0.6 million and $0.5 million, respectively, and for the nine months ended September 30, 2023, and 2022, $1.6 million and $1.1 million, respectively, were amortized into Real estate under construction on the unaudited consolidated balance sheets. As it pertains to our operating properties, for both the three months ended September 30, 2023 and 2022, $0.1 million, and for both the nine months ended September 30, 2023 and 2022, $0.3 million was amortized into Property expenses on the unaudited consolidated statements of operations.

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

Note 5 – Real Estate, Net

Acquisitions of Real Estate During 2023

On June 28, 2022, through an indirect majority-owned subsidiary of our Operating Company, we acquired a 70.2% controlling interest (the “CMC Interest”) in CMC Storrs SPV, LLC (“CMC”), a holding company for an approximately 60-acre site located in Mansfield, Connecticut. As part of the transaction, two unaffiliated joint venture partners (the “CMC JV Partners”) were deemed to have made initial capital contributions to CMC. Following our acquisition of the CMC Interest, we discovered that one of the CMC JV Partners had misappropriated cash from the other’s cash account. Accordingly, the CMC JV Partner forfeited $1.0 million, or 29.8%, of their noncontrolling interest in CMC on March 24, 2023 (a non-cash financing activity during the nine months ended September 30, 2023). As a result of the forfeiture, we indirectly own a 100% controlling interest in CMC.

On August 24, 2023, through an indirect majority-owned subsidiary of our Operating Company, we acquired land located in Sarasota, Florida, that was previously subject to a ground lease (See Note 3 – Leases for additional information) for a purchase price of $4.9 million, inclusive of transaction costs of $0.1 million. We accounted for the transaction as an asset acquisition. As the acquired land is being held for development, the total purchase price was allocated to Real estate under construction on the unaudited consolidated balance sheet as of September 30, 2023.

Depreciation expense was $0.2 million for both the three months ended September 30, 2023 and 2022, and $0.6 million and $0.5 million for the nine months ended September 30, 2023 and 2022, respectively, and is included in Depreciation and amortization on the unaudited consolidated statements of operations.

Real Estate Under Construction

The following table provides the activity of our Real estate under construction in the consolidated balance sheets (amounts in thousands):

	September 30, 2023	December 31, 2022
	(unaudited)
Beginning balance	$133,898	$76,882
Capitalized costs (1) (2)	114,312	45,907
Land held for development (3)	4,936	10,958
Impairment charges (4)	(2,961)	—
Capitalized interest	247	151
	$250,432	$133,898

(1)	Includes development fees and employee reimbursement expenditures of $6.2 million and $5.6 million for the nine months ended September 30, 2023 and the year ended December 31, 2022, respectively. During the nine months ended September 30, 2023, we capitalized $0.4 million of development fees in connection with executing an administrative development management agreements for four of our projects located in Nashville, Tennessee. See Note 4 – Related Party Arrangements for amounts capitalized for development fees charged by our Manager.

(2)	Includes direct and indirect project costs to the construction and development of real estate projects, including but not limited to loan fees, property taxes and insurance, incurred of $2.4 million and $2.2 million for the nine months ended September 30, 2023 and the year ended December 31, 2022, respectively.

(3)	Includes the acquisition of land located in Sarasota, Florida during the nine months ended September 30, 2023 as discussed above. Additionally, includes ground lease payments and straight-line rent adjustments incurred of $0.1 million and $0.8 million for the nine months ended September 30, 2023 and the year ended December 31, 2022, respectively.

(4)	During the nine months ended September 30, 2023, we recorded impairment charges of $3.0 million in relation to one of our real estate assets located in Nashville, Tennessee, based on our conclusion that the estimated fair market value of the real estate asset was lower than the carrying value, and as a result, we reduced the carrying value to the fair market value.

Real estate under construction includes non-cash investing activity of $28.1 million for the nine months ended months ended September 30, 2023 (inclusive of unpaid development fees of $5.7 million and unpaid employee cost sharing and reimbursements of $0.8 million) and $13.9 million for the year ended December 31, 2022 (inclusive of unpaid development fees of $4.3 million and unpaid employee cost sharing and reimbursements of $0.3 million).

Note 6 – Intangible Assets and Liabilities

Intangible assets and liabilities are summarized as follows (amounts in thousands):

	September 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(unaudited)	(unaudited)	(unaudited)
Finite-Lived Intangible Assets
In-place leases	$3,513	$(1,526)	$1,987	$3,836	$(791)	$3,045
Indefinite-Lived Intangible Assets
Development rights	5,659	—	5,659	5,659	—	5,659
Total intangible assets	$9,172	$(1,526)	$7,646	$9,495	$(791)	$8,704

Finite-Lived Intangible Liabilities
Below-market leases	$(2,100)	$687	$(1,413)	$(2,517)	$411	$(2,106)
Total intangible liabilities	$(2,100)	$687	$(1,413)	$(2,517)	$411	$(2,106)

In-place leases and development rights intangible assets, noted above, are included in Intangible assets on the consolidated balance sheets. Below-market lease liabilities, noted above, are included in Lease liabilities on the consolidated balance sheets.

Amortization of in-place lease intangible assets was $0.3 million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively, and $1.1 million and $0.4 million for the nine months ended September 30, 2023 and 2022, respectively, and is included in Depreciation and amortization on the unaudited consolidated statements of operations.

Amortization of below-market lease liabilities was $0.1 million for both the three months ended September 30, 2023 and 2022, and $0.7 million and $0.2 million for the nine months ended September 30, 2023 and 2022, respectively, and is included in Rental revenue on the unaudited consolidated statements of operations.

Note 7 – Loans Receivable

On September 30, 2021, we lent approximately $3.5 million to CMC pursuant to the terms of a secured promissory note bearing interest at an annual rate of 12.0% and due and payable on June 27, 2022 (the “CMC Loan”). On June 28, 2022, the CMC Loan was repaid in full, including accrued interest of $0.3 million.

On January 3, 2022, we provided a $30.0 million commercial mortgage loan to Norpointe, LLC (“Norpointe”), an affiliate of our Chief Executive Officer, pursuant to the terms of a secured promissory note bearing interest at an annual rate of 5.0% and due and payable on December 31, 2022 (the “Norpointe Loan”). On June 28, 2022, for purposes of complying with the qualified opportunity fund requirements under the Internal Revenue Code of 1986, as amended (the “Code”), and the related Treasury Regulations, we restructured the Norpointe Loan through an indirect majority-owned subsidiary (the “Restructured Norpointe Loan”). The Restructured Norpointe Loan was evidenced by a secured promissory note bearing interest at an annual rate of 5.0%, due and payable on June 28, 2023. On December 13, 2022, the Restructured Norpointe Loan was repaid in full, including accrued interest of less than $0.1 million.

On February 23, 2022, we provided an approximately $5.0 million commercial mortgage loan to Visco Propco, LLC (“Visco”) pursuant to the terms of a secured promissory note bearing interest at an annual rate of 6.0% and due and payable on February 18, 2023 (the “Visco Loan”). On December 2, 2022, the Visco Loan was repaid in full, including accrued interest of $0.2 million.

Interest income from loans receivable was zero and $0.5 million for the three months ended September 30, 2023 and 2022, respectively, and zero and $1.5 million for the nine months ended September 30, 2023 and 2022, respectively, and is included in Interest income in our unaudited consolidated statements of operations.

Note 8 – Debt

On May 12, 2023, our indirect majority-owned subsidiary (the “Borrower”) entered into a variable-rate construction loan agreement (the “1991 Main Loan Agreement”) for up to $130.0 million in principal amount (the “1991 Main Construction Loan”) with Bank OZK (the “Lender”), which is secured by our investment in 1991 Main Street, Sarasota, Florida (“1991 Main”). Advances under the 1991 Main Construction Loan bear interest at a per annum rate equal to the one-month term SOFR plus 3.45%, subject to a minimum all-in per annum rate of 8.51%, and may be used to fund the development of 1991 Main. The 1991 Main Construction Loan has an initial maturity date of May 12, 2027 and contains a one-year extension option, subject to certain restrictions. As of September 30, 2023, we have drawn down less than $0.1 million on the 1991 Main Construction Loan.

In connection with the 1991 Main Construction Loan, we provided a carveout guaranty to the Lender (the “Guaranty”) pursuant to which we guaranteed the Borrower’s obligations to the Lender with respect to certain non-recourse carveout events, such as “bad acts,” environmental conditions, and violations of certain provisions of the loan documents. The Guaranty contains financial covenants requiring that we maintain liquid assets of no less than $20.0 million and a net worth of no less than $130.0 million (the “liquidity covenant”). To satisfy the liquidity covenant, we have maintained a restricted cash balance of $20.0 million, which is recorded in Other assets on our unaudited consolidated balance sheet as of September 30, 2023. As of September 30, 2023, the Company was in compliance with all covenants under the Guaranty.

Together with the Borrower, we also provided a customary environmental indemnity agreement to the Lender pursuant to which we agreed to protect, defend, indemnify, release and hold harmless the Lender from and against certain environmental liabilities related to 1991 Main.

The direct costs of $3.7 million incurred (inclusive of debt discount of $1.4 million) for the 1991 Main Construction Loan are reflected in Other assets in our unaudited consolidated balance sheet as of September 30, 2023. During the construction period, the deferred financing costs are amortized on a straight-line basis to Real estate under construction in our unaudited consolidated balance sheet. As of September 30, 2023, the accumulated amortization for deferred financing costs was $0.4 million. The deferred financing costs accumulated balances will be reclassified as a component of Debt on our unaudited consolidated balance sheet when amounts drawn on the 1991 Main Construction Loan exceed the deferred financing costs incurred.

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

Recurring Fair Value Measurements

Assets measured at fair value on a recurring basis is comprised of our interest rate cap. The valuation of our interest rate cap is prepared by an independent third-party and is classified as Level 2 in the fair value hierarchy, as the valuation is approximated using market values of similar instruments in active markets.

Note 10 – Derivative Instruments

The 1991 Main Loan Agreement required the Borrower to enter into an interest rate cap agreement with a one-month SOFR rate based strike price of 5.07% (the “1991 Main Interest Rate Cap”). The notional amount of the 1991 Main Interest Rate Cap increases in accordance with the schedule set forth in the interest rate cap agreement up to a maximum notional amount of $112.5 million.

The following table details our derivative financial instrument as of September 30, 2023 (amounts in thousands):

Interest Rate Derivative	Notional Amount	Strike	Maturity Date	Fair Value (1)
1991 Main Interest Rate Cap	$42,593	5.07%	July 2024	$294

(1)	Included in Other assets in our unaudited consolidated balance sheet.

The following table details the effect of our derivative financial instrument (amounts in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Interest Rate Derivative	Location of Gain (Loss)	2023	2022	2023	2022
		(unaudited)	(unaudited)	(unaudited)	(unaudited)
1991 Main Interest Rate Cap	Other (expense) income	$(73)	$—	$135	$—

Note 11 – Members’ Capital

Our Operating Agreement generally authorizes our Board to issue an unlimited number of units and options, rights, warrants and appreciation rights relating to such units for consideration or for no consideration and on the terms and conditions as determined by our Board, in its sole discretion, and in most cases without the approval of our members. These additional securities may be used for a variety of purposes, including in future offerings to raise additional capital and acquisitions. Our Operating Agreement currently authorizes the issuance of an unlimited number of Class A units, 100,000 Class B units and one Class M unit.

During the three and nine months ended September 30, 2023, we issued 12,659 and 56,062 Class A units, respectively. During the three and nine months ended September 30, 2022, we issued 41,000 and 72,300 Class A units, respectively. As of September 30, 2023 and December 31, 2022, there were 3,579,511 and 3,523,449 Class A units, respectively, 100,000 Class B units and one Class M unit issued and outstanding.

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

Holders of our Class B units are entitled to share ratably as a class in 5% of any gains recognized by, or distributed to, the Company or recognized by or distributed from our Operating Companies or any subsidiary or other entity related to the Company, regardless of whether the holders of our Class A units have received a return of their capital. The allocation and distribution rights that the holders of our Class B units are entitled to may not be amended, altered or repealed, and the number of authorized Class B units may not be increased or decreased, without the consent of the holders of our Class B units. In addition, our Manager, or any other holder of our Class B units, will continue to hold the Class B units even if our Manager is no longer our manager.

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

Basic and Diluted Loss Per Class A Unit

For the three and nine months ended September 30, 2023, the basic and diluted weighted-average units outstanding were 3,577,857 and 3,542,765, respectively. For the three and nine months ended September 30, 2023, net loss attributable to Class A units was $3.3 million and $10.2 million, respectively, and the loss per basic and diluted unit was $0.92 and $2.87, respectively.

For the three and nine months ended September 30, 2022, the basic and diluted weighted-average units outstanding were 3,430,090 and 3,400,201, respectively. For the three and nine months ended September 30, 2022, net loss attributable to Class A units was $1.0 million and $4.9 million, respectively, and the loss per basic and diluted unit was $0.30 and $1.45, respectively.

Note 12 – Commitments and Contingencies

As of September 30, 2023, we were not subject to any material litigation nor were we aware of any material litigation threatened against us.

In connection with the development of our commercial real estate assets, we have entered into separate construction management agreements for each asset which contain terms and conditions that are customary for the related scope of work. As of September 30, 2023, we have two development projects with an aggregate unfunded commitment of $116.0 million. As of September 30, 2023, $20.8 million, inclusive of retainage of $9.3 million, is outstanding and payable in connection with these developments.

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

On October 30, 2023, we borrowed $1.5 million from Belpointe Development Holding, LLC, an entity in which certain immediate family members of our Chief Executive Officer have a passive indirect minority beneficial ownership interest, pursuant to the terms of an unsecured promissory note (the “BDH Note”). The BDH Note matures on March 31, 2024 and interest accrues on the BDH Note at an annual rate of 4.5%. The proceeds of the loan were used for general corporate purposes.

On November 8, 2023, we drew down $12.0 million on the 1991 Main Construction Loan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q (this “Form 10-Q”), unless context otherwise requires, references to “we,” “us,” “our” “Belpointe” or the “Company” refer to Belpointe PREP, LLC, its operating companies, Belpointe PREP OC, LLC, and Belpointe PREP TN OC, LLC (each an “Operating Company” and collectively, the “Operating Companies”), and each of the Operating Companies’ subsidiaries, collectively.

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

All of our assets are held by, and all of our operations are conducted through, one or more of our Operating Companies, either directly or indirectly through their subsidiaries. We are externally managed by our Manager, which is an affiliate of our Sponsor.

On May 9, 2023, the SEC declared effective our registration statement on Form S-11, as amended (File No. 333-271262), registering the offer and sale of up to $750,000,000 of our Class A units on a continuous “best efforts” basis by any method deemed to be an “at the market” offering pursuant to Rule 415(a)(4) under the Securities Act, including by offers and sales made directly to investors or through one or more agents.

In connection with the Follow-on Registration Statement, we entered into a non-exclusive dealer manager agreement with the Dealer Manager for the sale of our Class A units through the Dealer Manager. The Dealer Manager will enter into participating dealer agreements and wholesale agreements with other broker-dealers, referred to as “selling group members,” to authorize those broker-dealers to solicit offers to purchase our Class A units. We will pay our Dealer Manager commissions of up to 0.25%, and the selling group members commissions ranging from 0.25% to 4.50%, of the principal amount of Class A unit sold in the Follow-on Offering. As of September 30, 2023, we have not sold any Class A units in connection with the Follow-on Offering.

In addition, the Follow-on Registration Statement constitutes a post-effective amendment to the registration statement on Form S-11, as amended (File No. 333-255424), registering the offer and sale of our ongoing initial public offering of up to $750,000,000 of our Class A units, declared effective by the SEC on September 30, 2021, of which $517,724,350 remained unsold as of September 30, 2023.

The purchase price for Class A units in our Public Offerings will be the lesser of (i) the NAV of our Class A units, and (ii) the average of the high and low sale prices of our Class A units on the NYSE during regular trading hours on the last trading day immediately preceding the investment date on which the NYSE was open for trading and trading in our Class A units occurred. Our Manager calculates our NAV within approximately 60 days of the last day of each quarter, and any adjustments take effect as of the first business day following its public announcement. On September 1, 2023, we announced that our NAV as of June 30, 2023 was equal to $98.58 per Class A unit.

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

Our Investments

As of the date of this Form 10-Q, our investment portfolio consisted of the following multifamily and mixed-use rental properties:

1991 Main Street – Sarasota, Florida (Aster & Links) – 1991 Main is a 5.13-acre site which was acquired for an aggregate purchase price of $20.7 million, inclusive of transaction costs and deferred financing fees. A portion of the aggregate purchase of 1991 Main was funded by a $10.8 million secured loan from First Foundation Bank (the “Acquisition Loan”), which we repaid in full on April 22, 2022. On August 24, 2023, we acquired an adjacent land parcel that was previously subject to a ground lease for a purchase price of $4.9 million, inclusive of transaction costs.

On May 12, 2023, the Borrower entered into a variable-rate construction loan agreement for up to $130.0 million in principal amount with the Lender, which is secured by 1991 Main, and which matures on May 12, 2027, subject to a one-year extension option. Advances under the loan bear interest at a per annum rate equal to the one-month term SOFR plus 3.45%, subject to a minimum all-in per annum rate of 8.51%. As required under the terms of the loan agreement, the Borrower also entered into an interest rate cap agreement, effective July 10, 2023, which has a notional amount of approximately $42.6 million, a strike price 5.07%, and which is due to mature on July 10, 2024.

In connection with the loan, we provided a the Guaranty to the Lender with respect to certain non-recourse carveout events, such as “bad acts,” environmental conditions, and violations of certain provisions of the loan documents. The Guaranty also contains financial covenants requiring that we maintain liquid assets of no less than $20.0 million and a net worth of no less than $130.0 million. Together with the Borrower we also provided a customary environmental indemnity agreement to the Lender.

Please see “Note 8 – Debt” and “Note 10 – Derivative Instruments” in our unaudited consolidated financial statements in this Form 10-Q for additional information regarding the loan and interest rate cap agreement.

1991 Main is being developed as two 10 story buildings with over 900 garage and surface-level parking spaces, that we have named “Aster & Links.” Aster & Links will feature 424-apartments including a mix of one-bedroom, two-bedroom and three-bedroom apartments, four-bedroom townhome-style penthouse apartments, and six guest suite apartments, with approximately 51,000 square feet of retail space located on the first level. In May 2023, we announced the signing of a definitive lease agreement with Sprouts Farmers Market (“Sprouts”), one of the fastest growing specialty retailers of fresh, natural and organic food in the United States. Sprouts will occupy approximately 23,000 square feet of retail space at Aster & Links.

Aster & Links will include a clubroom, fitness room, center courtyard with heated saltwater pool and roof top amenities including a community room and a private dining area for private events as well as outdoor grills and seating. In addition, each building will have its own leasing office located at the entry lobby.

During the year ended December 31, 2022, we entered into a construction management agreement for the development of Aster & Links. The construction management agreement contains terms and conditions that are customary for a project of this type and will be subject to a guaranteed maximum price (a “GMP”). We currently anticipate that the remaining funding for construction and soft costs associated with the development will be a minimum of $119.0 million, inclusive of the GMP, and are building to an estimated unlevered yield of greater than 6%. The property is currently under construction, and we expect initial occupancies to occur in the first half of 2024. Construction on both buildings is expected to be completed by the end of 2024.

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

1000 First Avenue North and 900 First Avenue North – St. Petersburg, Florida (Viv) – We have consolidated several parcels, comprising 1.6-acres of land (previously referred to as 902-1020 First Avenue North, St. Petersburg, Florida), which we acquired for an aggregate purchase price of $12.1 million, inclusive of transaction costs, into a single parcel, 1000 First Avenue North, St. Petersburg, Florida (“1000 First”). 1000 First is being developed into a 15-story high-rise building marketed under the name “Viv.” Viv will be comprised of two 11-story residential towers above a 4-story parking garage, featuring approximately 269-apartment homes with a mix of studio, one-bedroom, two-bedroom and three-bedroom units, with approximately 15,500 square feet of retail space located on the first level. Amenities at Viv will include a clubroom, fitness center, courtyard with a swimming pool, shared working space and a leasing office.

In April 2023, we entered into a construction management agreement in connection with the development of 1000 First. The construction management agreement contains terms and conditions that are customary for a project of this type and will be subject to a GMP of $62.7 million.

Viv is located in the downtown district of St. Petersburg, one mile west of Tampa Bay and the downtown waterfront district and only one block away from Tropicana Field, home to the Tampa Bay Rays professional baseball team and features direct access to downtown amenities such as public parking, restaurants, museums and cultural sites.

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

497-501 Middle Turnpike and Cedar Swamp Road – Storrs, Connecticut – 497-501 Middle Turnpike (“497-501 Middle”) is an approximately 60.0-acre site, consisting of approximately 30 acres of former golf course and approximately 30 acres of wetlands some of which includes walking trails. We initially acquired a majority ownership interest in CMC Storrs SPV, LLC (“CMC”), the holding company for 497-501 Middle, for an initial capital contribution of $3.8 million.

We currently anticipate 497-501 Middle will be developed into an approximately 262-apartment home community and amenities will include a leasing office, clubroom with chef’s kitchen, fitness center, game room, study/lounge area, meeting rooms, and an outside AstroTurf meadow.

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

900 8th Avenue South – Nashville, Tennessee – “900 8th Avenue South” is a 3.2-acre land assemblage, which we acquired for an aggregate purchase price of $19.7 million, inclusive of transaction costs.

In connection with our acquisition of 900 8th Avenue South, an unaffiliated third party (the “JV Partner”) assigned the purchase and sale agreement for 900 8th Avenue South together with a previously paid property deposit to the indirect holding company for 900 8th Avenue South in exchange for the JV Partner’s deemed initial capital contribution and a promissory note (the “900 Eighth Promissory Note”) in the amount of $0.2 million and bearing interest at the greater of (i) 1% per annum, or (ii) the short-term adjusted applicable federal rate for the current month for purposes of Section 1288(b) of the Code. The 900 Eighth Promissory Note was repaid in full in April 2022.

900 8th Avenue South is located in central Nashville at the north end of the 8th Avenue south district, within walking distance of a number of popular retail, dining and nightlife establishments in downtown Nashville.

1700 Main Street – Sarasota, Florida – 1700 Main Street (“1700 Main”) is a 1.3-acre site, consisting of a former gas station, a three-story office building with parking lot and a two-story retail building, which we acquired for an aggregate purchase price of $6.9 million, inclusive of transaction costs. We currently anticipate that 1700 Main will be redeveloped into an expected 226-apartment home community consisting of one-bedroom, two-bedroom and three-bedroom units, with approximately 6,400 square feet of retail space located on the first two levels. We anticipate that 1700 Main will consist of a 10-story podium style building with a 3-story, 330-space garage and 7 stories of apartments above, including a clubroom, fitness center and courtyard with a swimming pool, as well as a leasing office. We have placed the development of 1700 Main on hold pending re-zoning by the City of Sarasota. We have engaged an architectural firm for conceptual studies so that we can prepare a design to present to the City of Sarasota for approval once the re-zoning is complete.

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

690/1106 Davidson Street – Nashville, Tennessee – Our second investment in Nashville, Tennessee (“690/1106 Davidson Street”) is an approximately 8.0-acre site, consisting of two industrial buildings and associated parking, which we acquired for an aggregate purchase price of $21.0 million, inclusive of transaction costs. We currently anticipate that 690/1106 Davidson Street will be redeveloped into mixed-use residential community consisting of studio, one-bedroom, two-bedroom and three-bedroom apartments. The buildings will have a fitness center, game room, co-working spaces, outdoor heated saltwater swimming pool, riverfront courtyards and rooftop terraces as well as a leasing office.

1130 Davidson Street – Nashville, Tennessee – Our third investment in Nashville, Tennessee (“1130 Davidson Street”) is an approximately 1.7-acre site consisting of a single-story, 10,000 square foot retail building and associated parking lot, which we acquired for an aggregate purchase price of $2.1 million, inclusive of transaction costs. The building is leased back to the seller through November 2024, with the ability to continue month to month thereafter.

1400 Davidson Street – Nashville, Tennessee – Our fourth investment in Nashville, Tennessee (“1400 Davidson Street”) is an approximately 5.9-acre site consisting of an industrial building, which we acquired for an aggregate purchase price of $16.4 million, inclusive of transaction costs. The building is leased back to the seller through June 2024. We currently anticipate that 1400 Davidson Street will be redeveloped into a mixed-use residential community consisting of studio, one-bedroom, two-bedroom and three bedroom apartments.

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

Results of Operations

The following table sets forth information regarding our unaudited consolidated results of operations during the three and nine months ended September 30, 2023 and 2022 (amounts in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Revenue
Rental revenue	$468	$338	$130	38%	$1,743	$979	$764	78%
Total revenue	468	338	130	38%	1,743	979	764	78%

Expenses
Property expenses	1,020	973	47	5%	3,027	2,804	223	8%
General and administrative	1,482	794	688	87%	4,469	3,908	561	14%
Depreciation and amortization	485	349	136	39%	1,685	899	786	87%
Impairment of real estate	795	—	795	100%	2,961	—	2,961	100%
Total expenses	3,782	2,116	1,666	79%	12,142	7,611	4,531	60%

Other income
Interest income	92	450	(358)	(80)%	93	1,500	(1,407)	(94)%
Other (expense) income	(80)	(1)	(79)	7900%	126	(27)	153	(567)%
Total other income	12	449	(437)	(97)%	219	1,473	(1,254)	(85)%

Loss before income taxes	(3,302)	(1,329)	(1,973)	148%	(10,180)	(5,159)	(5,021)	97%
Provision for income taxes	—	(1)	1	(100)%	—	(112)	112	(100)%
Net loss	(3,302)	(1,330)	(1,972)	148%	(10,180)	(5,271)	(4,909)	93%
Net loss attributable to noncontrolling interests	18	285	(267)	(94)%	6	324	(318)	(98)%
Net loss attributable to Belpointe PREP, LLC	$(3,284)	$(1,045)	$(2,239)	214%	$(10,174)	$(4,947)	$(5,227)	106%

Revenue

Rental Revenue

During the three and nine months ended September 30, 2023 as compared to the same period in 2022, rental revenue increased by $0.1 million and $0.8 million, respectively. This increase is primarily due to the acceleration of below-market lease intangibles as a result of tenants vacating 901-909 Central Avenue during the nine months ended September 30, 2023, and due to our acquisition of additional properties during 2022.

Expenses

Property Expenses

During the three and nine months ended September 30, 2023 and 2022, property expenses consisted of management fees, property operational expenses, real estate taxes, and utilities and insurance expenses incurred in relation to our property acquisitions. During the three and nine months ended September 30, 2023, as compared to the same period in 2022, property expenses increased by less than $0.1 million and $0.2 million, respectively. This increase is primarily due to annual increases in real estate taxes and an increase in third-party property management fees.

General and Administrative

During the three and nine months ended September 30, 2023 and 2022, general and administrative expenses primarily consisted of employee cost sharing expenses (pursuant to the Management Agreement and employee and cost sharing agreement), marketing expenses, legal, audit, tax and accounting fees. During the three and nine months ended September 30, 2023 as compared to the same period in 2022, general and administrative expenses increased by $0.7 million and $0.6 million, respectively. This increase is primarily due to higher allocation of costs incurred by our Manager and its affiliates and dead deal costs incurred during the three months ended September 30, 2023.

Depreciation and Amortization

During the three and nine months ended September 30, 2023 as compared to the same period in 2022, depreciation and amortization increased by $0.1 million and $0.8 million, respectively. This increase is primarily due to our acquisition of operating properties during 2022 as well as the acceleration of in-place lease intangibles during the current year periods as a result of tenants vacating 901-909 Central Avenue.

Impairment of Real Estate

During the three and nine months ended September 30, 2023, we recorded impairment charges of $0.8 million and $3.0 million, respectively, in relation to one of our real estate assets located in Nashville, Tennessee, based on our conclusion that the estimated fair market value of the real estate asset was lower than the carrying value, and as a result, we reduced the carrying value to the fair market value.

Other Income

Interest Rate Derivative

On May 12, 2023, our indirect majority-owned subsidiary entered into a variable-rate construction loan agreement for up to $130.0 million in principal amount with Bank OZK, which, as required under the terms of the loan agreement, is secured by 1991 Main. During the three and nine months ended September 30, 2023, we recognized a unrealized loss of $0.1 million, and an unrealized gain of $0.1 million in Other (expense) income on the unaudited consolidated statements of operations. Please see “Note 10 – Derivative Instruments” in our unaudited consolidated financial statements in this Form 10-Q for additional information regarding our interest rate cap agreement.

Interest Income

On September 30, 2021, we lent approximately $3.5 million to CMC pursuant to the terms of a secured promissory note bearing interest at an annual rate of 12.0% and due and payable on June 27, 2022. On June 28, 2022, the CMC Loan was repaid in full, including accrued interest of $0.3 million.

On January 3, 2022, we provided a $30.0 million commercial mortgage loan to Norpointe, an affiliate of our Chief Executive Officer, pursuant to the terms of a secured promissory note bearing interest at an annual rate of 5.0% and due and payable on December 31, 2022. On June 28, 2022, for purposes of complying with the qualified opportunity fund requirements under the Code and related Treasury Regulations, we restructured the Norpointe Loan through an indirect majority-owned subsidiary (the “Restructured Norpointe Loan”). The Restructured Norpointe Loan was evidenced by a secured promissory note bearing interest at an annual rate of 5.0%, due and payable on June 28, 2023. On December 13, 2022, the Restructured Norpointe Loan was repaid in full, including accrued interest of less than $0.1 million.

On February 23, 2022, we provided an approximately $5.0 million commercial mortgage loan to Visco Propco, LLC (“Visco”) pursuant to the terms of a secured promissory note bearing interest at an annual rate of 6.0% and due and payable on February 18, 2023 (the “Visco Loan”). On December 2, 2022, the Visco Loan was repaid in full, including accrued interest of $0.2 million.

For the three months ended September 30, 2022, interest income was $0.5 million and is primarily related to interest of $0.4 million earned on the QOZB Loan and $0.1 million earned on the Visco Loan. For the nine months ended September 30, 2022, interest income was $1.5 million and is primarily related to interest of $0.7 million earned on the Norpointe Loan, $0.4 million earned on the QOZB Loan, $0.2 million earned on the CMC Loan, and $0.2 million earned on the Visco Loan. There was no comparable activity during the three and nine months ended September 30, 2023 since all loans were repaid in full during 2022.

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

Where our Manager and its affiliates, including our Sponsor, have funded, and in the future if they continue to fund, our liquidity and capital resource needs by advancing us Public Offering and operating fees and expenses, we reimburse our Manager and its affiliates, including our Sponsor, pursuant to the terms of the Management Agreement and employee and cost sharing agreement. Fees payable and expenses reimbursable to our Manager and its affiliates, including our Sponsor, may be paid, at the election of the recipient, in cash, by issuance of our Class A Units at the then-current NAV, or through some combination of the foregoing. There were no organization or Public Offering fees and expenses incurred by our Manager and its affiliates during the three and nine months ended September 30, 2023 and 2022. During the three months ended September 30, 2023 and 2022, our Manager and its affiliates, including our Sponsor, incurred operating expenses of $0.4 million and $0.4 million, respectively, on our behalf. During the nine months ended September 30, 2023 and 2022, our Manager and its affiliates, including our Sponsor, incurred operating expenses of $1.7 million and $1.3 million, respectively, on our behalf.

During the year ended December 31, 2022, our indirect majority-owned subsidiary entered into a construction management agreement for the development of 1991 Main. For additional details regarding our acquisition of 1991 Main, see “—Our Investments—1991 Main Street – Sarasota Florida (Astor & Links).” The construction management agreement contains terms and conditions that are customary for a project of this type and will be subject to guaranteed maximum price. As of September 30, 2023, we had an unfunded capital commitment of $78.8 million under the terms of this agreement. We currently anticipate that the remaining funding for construction and soft costs associated with the development of 1991 Main will be a minimum of $119.0 million (inclusive of the aforementioned unfunded capital commitment).

During the nine months ended September 30, 2023, our indirect majority-owned subsidiary entered into a variable-rate construction loan agreement for up to $130.0 million in principal amount to fund the development of 1991 Main. Advances under the construction loan bear interest at a per annum rate equal to the one-month term SOFR plus 3.45%, subject to a minimum all-in per annum rate of 8.51%. The construction loan has an initial maturity date of May 12, 2027 and contains a one-year extension option, subject to certain restrictions. As of September 30, 2023, we have drawn down less than $0.1 million on the construction loan. Please see “Note 8 – Debt” in our unaudited consolidated financial statements in this Form 10-Q for additional information regarding the construction loan.

During the nine months ended September 30, 2023, our indirect majority-owned subsidiary entered into a construction management agreement for the development of 1000 First. For additional details regarding our acquisition of 1000 First, see “—Our Investments—1000 First Avenue North and 900 First Avenue North – St. Petersburg, Florida (Viv).” The construction management agreement contains terms and conditions that are customary for a project of this type and will be subject to guaranteed maximum price. As of September 30, 2023, we had an unfunded capital commitment of $37.2 million under the terms of this agreement. We currently anticipate that the remaining funding for construction and soft costs associated with the development of 1000 First will be a minimum of approximately $151.6 million (inclusive of the aforementioned unfunded capital commitment).

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

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash during the nine months ended September 30, 2023 and 2022 (amounts in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash flows used in operating activities	$(5,243)	$(4,483)
Cash flows used in investing activities	(101,231)	(62,950)
Cash flows provided by financing activities	1,189	15,987
Net decrease in cash and cash equivalents and restricted cash	$(105,285)	$(51,446)

As of September 30, 2023 and 2022, cash and cash equivalents and restricted cash totaled approximately $39.7 million and $140.9 million, respectively.

Cash flows used in operating activities during the nine months ended September 30, 2023 primarily relates to the payment of management fees and employee cost sharing expenses as well as payments for legal, marketing, and accounting fees. Cash flows used in operating activities during the nine months ended September 30, 2022 primarily relates to the payment of management fees and employee cost sharing expenses as well as payments for legal, marketing, and accounting fees. These outflows were partially offset by interest received on our Norpointe Loan, QOZB Loan and CMC Loan during the period. For additional details regarding our Norpointe Loan, QOZB Loan and CMC Loan see “—Results of Operations—Other Income (Loss)—Interest Income.”

Cash flows used in investing activities during the nine months ended September 30, 2023 primarily relates to funding costs for our development properties. For additional details regarding our development properties, see “—Our Investments.” Cash flows used in investing activities during the nine months ended September 30, 2022 primarily relates to funding of loan receivables in addition to funding costs for our development properties and investments in real estate. For additional details regarding our loans receivables see “—Results of Operations—Other Income (Loss)—Interest Income.”

Cash flows used in financing activities for the nine months ended September 30, 2023 primarily relates to net proceeds received from our Primary Offering partially offset by deferred financing costs paid in connection with obtaining a construction loan for our 1991 Main investment. Cash flows provided by financing activities for the nine months ended September 30, 2022 primarily relates to net proceeds received from our Primary Offering partially offset by the repayment of the Acquisition Loan. For additional details regarding our Public Offerings, see “—Overview” and “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds—Use of Proceeds from Registered Sales of Securities.”

Critical Accounting Policies

The unaudited consolidated financial statements in this Form 10-Q have been prepared in accordance with U.S. GAAP. The preparation of these unaudited consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

Our significant accounting policies are described in “Note 2—Summary of Significant Accounting Policies,” in our unaudited consolidated financial statements in this Form 10-Q. There have been no changes to our significant accounting policies and estimates during the nine months ended September 30, 2023 as compared to those disclosed in “Note 3—Summary of Significant Accounting Policies” included in our Annual Report for the year ended December 31, 2022, a copy of which may be accessed here.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2023, neither we nor any of our subsidiaries were subject to any material legal proceedings nor were we aware of any material legal proceedings threatened against us or any of our subsidiaries.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Securities

During the three months ended September 30, 2023, we did not sell any equity securities that were not registered under the Securities Act.

Use of Proceeds from Registered Sales of Securities

On September 30, 2021, the SEC declared effective our registration statement on Form S-11, as amended (File No. 333-255424), registering the offer and sale of our ongoing initial public offering of up to $750,000,000 of our Class A units on a continuous “best efforts” basis at an initial price of $98.58 per Class A unit, of which $517,724,350 remained unsold as of September 30, 2023.

On May 9, 2023, the SEC declared effective our registration statement on Form S-11, as amended (File No. 333-271262), registering the offer and sale of up to $750,000,000 of our Class A units on a continuous “best efforts” basis by any method deemed to be an “ at the market” offering pursuant to Rule 415(a)(4) under the Securities Act, including by offers and sales made directly to investors or through one or more agents. In addition, the Follow-on Registration Statement constitutes a post-effective amendment to the registration statement for our Primary Offering.

In connection with the Follow-on Registration Statement, we entered into a non-exclusive dealer manager agreement with the Dealer Manager for the sale of our Class A units through the Dealer Manager. The Dealer Manager will enter into participating dealer agreements and wholesale agreements with other broker-dealers, referred to as “selling group members,” to authorize those broker-dealers to solicit offers to purchase our Class A units. We will pay our Dealer Manager commissions of up to 0.25%, and the selling group members commissions ranging from 0.25% to 4.50%, of the principal amount of a Class A unit sold in the Public Offerings. As of September 30, 2023, we have not sold any Class A units in connection with the Follow-on Offering.

The purchase price for Class A units in our Public Offerings will be the lesser of (i) the current NAV of our Class A units, and (ii) the average of the high and low sale prices of our Class A units on the NYSE during regular trading hours on the last trading day immediately preceding the investment date on which the NYSE was open for trading and trading in our Class A units occurred. As of June 30, 2023 the assumed NAV of our Class A units was equal to $98.58 per Class A unit. Our Manager will calculate our NAV within approximately 60 days of the last day of each quarter (the “Determination Date”). Any adjustment to our NAV will take effect as of the first business day following the public announcement of our NAV. Our adjusted NAV will be equal to our adjusted NAV as of the Determination Date (rounded to the nearest dollar) divided by the number of Class A units outstanding on the Determination Date.

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

From the period of October 7, 2021, the date of the first closing held in connection with our Primary Offering, through December 31, 2022, we issued 2,273,339 Class A units in our Primary Offering, raising net offering proceeds of $226.0 million. During the nine months ended months ended September 30, 2023, we issued 56,062 Class A units in connection with our Public Offerings. Together with the gross proceeds raised in prior offerings by Belpointe REIT, Inc., as of September 30, 2023, we have raised aggregate gross offering cash proceeds of $351.3 million.

The following tables summarize certain information about the Public Offering proceeds and our use of proceeds, including direct or indirect payments to our directors, officers, affiliates or to any person owning 10% or more of any class of our equity securities as of September 30, 2023:

Offering proceeds
Class A units sold	2,329,401
Gross offering proceeds	$232,265,650
Selling commissions	—
Offering costs (1) (2) (3)	1,694,105
Net offering proceeds	$230,571,545

(1)	Includes $0.3 million of reimbursements to an affiliate for costs incurred on our behalf.

(2)	Direct or indirect payments of $1.4 million have been made to others, including payments for legal, accounting, transfer agent, FINRA, and filing fees, as of September 30, 2023.

(3)	Includes all offering costs incurred by the Company in connection with any offer and sale of securities by the Company.

Uses of net offering proceeds (in thousands)
Purchases and development of real estate (1)	$130,564
Funding of loans receivable (2)	34,955
Working capital (3) (4)	19,891
$185,410

(1)	Includes direct or indirect payments of $9.6 million to directors, officers and affiliates as of September 30, 2023 predominantly for development fees, insurance premiums, and employee reimbursement expenditures.

(2)	Includes direct payment of $30.0 million to Norpointe, an affiliate of our Chief Executive Officer. Please see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Other Income (Loss)—Interest Income” for additional detail regarding the Norpointe Loan.

(3)	Includes direct or indirect payments of $8.3 million to directors, officers and affiliates as of September 30, 2023 for management fees, insurance premiums and employee cost sharing expenses (pursuant to the Management Agreement and employee and cost sharing agreement). Please see “Note 3 – Related Party Arrangements” in our unaudited consolidated financial statements in this Form 10-Q for additional information regarding fees incurred on our behalf by, and expenses reimbursable to, our Manager and its affiliates.

(4)	Includes direct or indirect payments of $2.7 million to others, including payments for legal, accounting, marketing, transfer agent and filing fees, as of September 30, 2023.

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

BELPOINTE PREP, LLC

Date: November 14, 2023	By:	/s/ Brandon E. Lacoff
Brandon E. Lacoff
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Martin Lacoff
Martin Lacoff
Chief Strategic Officer, Principal Financial Officer and Director
(Principal Financial Officer)

