Form 10-K
period 2023-12-31
Belpointe PREP, LLC
filed 2024-03-29
CIK 1807046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED December 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

Commission file number 001-40911

Belpointe PREP, LLC

(Exact name of registrant as specified in its charter)

Delaware	84-4412083
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.		☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.		☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.		☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).		☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes ☐	No ☒

The aggregate market value of Class A units held by non-affiliates of the registrant as of June 30, 2023 was approximately $287,873,778, based on the closing sale price reported for such date on the NYSE American. Class A units held by each executive officer, director and holder of more than 5% of the registrant’s Class A units have been excluded based on the assumption that such persons may be deemed to be affiliates. These assumptions should not be deemed to constitute an admission that such persons are affiliates, or that there are not other persons who may be deemed to be affiliates, of the registrant.

As of March 22, 2024, the registrant had 3,631,703 Class A units, 100,000 Class B units and one Class M unit outstanding.

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

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-K, including, among others, the risks set forth in Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as from time to time in our other filings with the U.S. Securities and Exchange Commission (“SEC”). A summary of principal risk factors that make investing in our securities risky and that may cause actual results to differ materially are set forth below:

●	the impact of macroeconomic trends, such as the rate of unemployment, interest rates, the rate of inflation and the availability of credit;

●	adverse developments in the availability of desirable investment opportunities whether due to competition, regulation or otherwise;

●	general political, economic and competitive conditions in the United States;

●	the level and volatility of prevailing interest rates and credit spreads;

●	the net asset value (“NAV”) per Class A unit that we publish may not necessarily reflect changes in our NAV that are not immediately quantifiable;

●	general volatility of the capital markets and the market price of our Class A units;

●	adverse changes in the real estate and real estate capital markets;

●	the impact of tighter credit underwriting standards for banks and financial institutions that provide construction financing;

●	difficulties or delays in completing projects on budget and on schedule;

●	difficulties or delays in raising sufficient proceeds in our ongoing public offering to fund our projects;

●	geographic concentration of our investments;

●	changes in the rules and regulations relating to the Tax Cuts and Jobs Act of 2017, including the qualified opportunity zone regulations and Section 199A of the Internal Revenue Code of 1986, as amended (the “Code”) and the regulations adopted thereunder;

●	our ability to comply with the rules and regulations relating to investing in qualified opportunity zones;

●	limited ability to dispose of assets because of the relative illiquidity of real estate investments;

●	intense competition in the real estate market that may limit our ability to attract or retain tenants or re-lease space;

●	defaults on or non-renewal of leases by tenants;

●	increased operating costs;

●	our failure to obtain necessary outside financing;

●	decreased rental rates or increased vacancy rates;

●	difficulties in identifying properties to acquire and in consummating real estate acquisitions, developments, joint ventures and dispositions;

●	our failure to successfully operate acquired properties and operations;

●	exposure to liability relating to environmental and health and safety matters;

●	changes in real estate and zoning laws and increases in real property tax rates;

●	any market deterioration that causes the value of our real estate investments to decline;

●	our failure to maintain our status as a publicly traded partnership and qualified opportunity fund;

●	failure of acquisitions to yield anticipated results;

●	risks associated with derivatives or hedging activity;

●	our level of debt and the terms and limitations imposed on us by our debt agreements;

●	the need to invest additional equity in connection with debt refinancings as a result of reduced asset values;

●	our ability to retain our executive officers and other key personnel of Belpointe, LLC (our “Sponsor”), Belpointe PREP Manager, LLC (our “Manager”) and their affiliates;

●	expected rates of return provided to investors;

●	the ability of our Sponsor, Manager and their affiliates to source, originate and service our investments, and the quality and performance of those investments;

●	legislative or regulatory changes impacting our business or our investments;

●	changes in business conditions and the market value of our investments, including changes in interest rates, prepayment risk, operator or borrower defaults or bankruptcy, and generally the increased risk of loss if our investments fail to perform as expected;

●	our ability to implement effective conflicts of interest policies and procedures among the various real estate investment programs sponsored by our Sponsor;

●	our compliance with applicable local, state and federal laws, including the Investment Advisers Act of 1940, as amended, the Investment Company Act of 1940, as amended, and other laws;

●	difficulty in successfully managing our growth, including integrating new assets into our existing systems; and

●	changes to accounting principles generally accepted in the United States of America, or policy changes from standard-setting bodies such as the Financial Accounting Standards Board, the SEC, the Internal Revenue Service, the NYSE American and other authorities that we are subject to.

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

History and Development of the Company

We are the successor in interest to Belpointe REIT, Inc., a Maryland corporation (“Belpointe REIT”), incorporated on June 19, 2018. During the year ended December 31, 2021, we acquired all of the outstanding shares of common stock of Belpointe REIT in an exchange offer and related conversion and merger transaction.

On September 30, 2021, the U.S. Securities and Exchange Commission (the “SEC”) declared effective our initial registration statement on Form S-11, as amended (File No. 333-255424) (the “Primary Registration Statement”), registering a continuous primary offering of up to $750,000,000 in our Class A units (our “Primary Offering”). From the period of October 7, 2021, the date of the first closing held in connection with our Primary Offering, through December 31, 2022, we issued 2,273,339 Class A units in our Primary Offering, raising net offering proceeds of $226.0 million.

On May 9, 2023, the SEC declared effective our follow-on registration statement on Form S-11, as amended (File No. 333-271262) (the “Follow-on Registration Statement”), registering the offer and sale of up to an additional $750,000,000 of our Class A units on a continuous “best efforts” basis by any method deemed to be an “at the market” offering pursuant to Rule 415(a)(4) under the Securities Act of 1933, as amended (the “Securities Act”), including by offers and sales made directly to investors or through one or more agents (our “Follow-on Offering” and, together with our Primary Offering, our “Public Offerings”).

In connection with the Follow-on Registration Statement, we entered into a non-exclusive dealer manager agreement with Emerson Equity LLC (the “Dealer Manager”), a registered broker-dealer, for the sale of our Class A units through the Dealer Manager. The Dealer Manager will enter into participating dealer agreements and wholesale agreements with other broker-dealers, referred to as “selling group members,” to authorize those broker-dealers to solicit offers to purchase our Class A units. We will pay our Dealer Manager commissions of up to 0.25%, and the selling group members commissions ranging from 0.25% to 4.50%, of the principal amount of Class A unit sold in the Follow-on Offering. In addition, our Follow-on Registration Statement constitutes a post-effective amendment to our Primary Registration Statement, conforming our Primary Offering to our Follow-on Offering.

For the year ended December 31, 2023, we issued 98,950 Class A units in connection with our Public Offerings. Together with the gross proceeds raised by Belpointe REIT in its prior offerings, as of December 31, 2023, we have raised aggregate gross offering cash proceeds of $354.3 million.

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

Our Sponsor

Our Sponsor, Belpointe, LLC, a leading investment firm based in Greenwich, Connecticut, operates a family office making private investments and oversees its businesses, such as wealth management, legal and real estate services. Our Sponsor’s senior executives have substantial experience in the acquisition, development and ownership of real estate and, as of December 31, 2023, its affiliates have facilitated or originated 13 real estate assets with aggregate purchase prices and construction costs of approximately $400 million. Our Sponsor’s financial management division also currently manages over $4 billion in public securities.

Our Investment Objectives and Investment Strategy

Our primary investment objectives are:

●	to preserve, protect and return your capital contribution;

●	to pay attractive and consistent cash distributions over the long term;

●	to grow net cash from operations so that an increasing amount of cash flow is available for distributions to investors over the long term; and

●	to realize growth in the value of our investments.

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

Our Investments

As of the date of this Form 10-K, our investment portfolio consisted of the following multifamily and mixed-use rental properties:

1991 Main Street – Sarasota, Florida (also known as “Aster & Links”) – 1991 Main Street (“1991 Main” or “Aster & Links”) is a 5.13-acre site which was acquired for an aggregate purchase price of $20.7 million, inclusive of transaction costs and deferred financing fees. On August 24, 2023, we acquired an adjacent land parcel that was previously subject to a ground lease for a purchase price of $4.9 million, inclusive of transaction costs.

1991 Main is being developed as two 10 story buildings with over 900 garage and surface-level parking spaces marketed under the name “Aster & Links.” Aster & Links will feature 424-apartments, including a mix of one-bedroom, two-bedroom and three-bedroom apartments, four-bedroom townhome-style penthouse apartments, and six guest suite apartments, with approximately 51,000 square feet of retail space located on the first level. In May 2023, we announced the signing of a definitive lease agreement with Sprouts Farmers Market (“Sprouts”), one of the fastest growing specialty retailers of fresh, natural and organic food in the United States. Sprouts will occupy approximately 23,000 square feet of retail space at Aster & Links.

Aster & Links will include a clubroom, fitness room, center courtyard with heated saltwater pool and roof top amenities including a community room and a private dining area for private events as well as outdoor grills and seating. In addition, each building will have its own leasing office.

Aster & Links is situated in downtown Sarasota, at the intersection of Main Street and Links Avenue, and is located in a high foot traffic area next to a number of popular retail establishments. Sarasota’s metro area economy is the largest of the southwest Florida markets and has had very strong gains in jobs, population, and home values over the past year. According to Oxford Economics, the Sarasota economy is expected to remain strong and grow by roughly 2.1% between 2024-2028, a stronger outlook than the U.S. at large.

1991 Main Construction Management Agreement

During the year ended December 31, 2022, our indirect wholly-owned subsidiary entered into a construction management agreement for the development of 1991 Main. The construction management agreement contains terms and conditions that are customary for a project of this type and will be subject to a guaranteed maximum price (a “GMP”). We currently anticipate that the funding for construction and soft costs associated with the development will be a minimum of $182.4 million, inclusive of the GMP, and are building to an estimated unlevered yield of greater than 6%. The property is currently under construction, and we expect initial occupancies to occur in the first half of 2024. Construction on both buildings is expected to be completed by the end of 2024.

1991 Main Construction Loan

On May 12, 2023, our indirect majority-owned subsidiary (the “Mortgage Borrower”) entered into a variable-rate construction loan agreement (the “1991 Main Construction Loan Agreement”) for up to $130.0 million in principal amount (the “1991 Main Construction Loan”) with Bank OZK (the “Mortgage Lender”), which is secured by 1991 Main and which matures on May 12, 2027, subject to a one-year extension option. Advances under the 1991 Main Construction Loan bear interest at a per annum rate equal to the one-month term Secured Overnight Financing Rate (SOFR) plus 3.45%, subject to a minimum all-in per annum rate of 8.51%, and may be used to fund the development of 1991 Main. The 1991 Main Construction Loan has an initial maturity date of May 12, 2027 and contains a one-year extension option, subject to certain restrictions. As of December 31, 2023, we have drawn down $23.1 million on the 1991 Main Construction Loan.

In connection with the 1991 Main Construction Loan, we provided a carveout guaranty to the Mortgage Lender (the “Carveout Guaranty”) pursuant to which we guaranteed the Mortgage Borrower’s obligations to the Mortgage Lender with respect to certain non-recourse carveout events, such as “bad acts,” environmental conditions, and violations of certain provisions of the loan documents. The Carveout Guaranty also contains financial covenants requiring that we maintain liquid assets of no less than $20.0 million and a net worth of no less than $130.0 million. Together with the Mortgage Borrower we also provided a customary environmental indemnity agreement to the Mortgage Lender pursuant to which we agreed to protect, defend, indemnify, release and hold harmless the Lender from and against certain environmental liabilities related to 1991 Main.

1991 Main Interest Rate Cap

As required under the terms of the 1991 Main Construction Loan Agreement, the Mortgage Borrower also entered into an interest rate cap agreement, effective July 10, 2023 (“1991 Main Interest Rate Cap”), which, as of December 31, 2023, had a notional amount of approximately $72.2 million a one-month SOFR rate based strike price of 5.07%, and which is due to mature on July 10, 2024. The notional amount of the 1991 Main Interest Rate Cap increases in accordance with the schedule set forth in the interest rate cap agreement up to a maximum notional amount of $112.5 million.

1991 Main Mezzanine Loan

On January 31, 2024, our indirect majority-owned subsidiary (the “Mezzanine Borrower”) entered into a mezzanine loan agreement, for up to $56.4 million in principal amount (the “1991 Main Mezzanine Loan”) with Southern Realty Trust Holdings, LLC (the “Mezzanine Lender”). The 1991 Main Mezzanine Loan bears interest at a rate of 13.0% per annum and is secured by our investment in 1991 Main. Advances under the 1991 Main Mezzanine Loan may be used to reimburse us for certain costs and expenses incurred in relation to, and to fund the continued development of, 1991 Main. The 1991 Main Mezzanine Loan has an initial maturity date of May 12, 2027 and contains a one-year extension option, subject to certain restrictions.

In connection with the 1991 Main Mezzanine Loan, we are required to maintain an interest reserve and carry reserve for purposes of paying accrued but unpaid interest on the 1991 Main Mezzanine Loan and interest, principal and other obligations under the 1991 Main Construction Loan (the “Reserves”). We also provided the Mezzanine Lender with (i) a completion guaranty, which, among other things, guarantees completion of the work on 1991 Main, and (ii) a carveout guaranty, which, among other things, indemnifies the Mezzanine Lender for losses resulting from certain “bad acts,” insolvency, environmental conditions, violations of the terms of the 1991 Main Mezzanine Loan and certain provisions of the 1991 Main Construction Loan Agreement (collectively, the “Mezzanine Guarantees”). Similar to the Carveout Guaranty we provided to the Mortgage Lender, the Mezzanine Guarantees contain financial covenants requiring that we maintain liquid assets of no less than $20.0 million and a net worth of no less than $130.0 million. Cash proceeds from the 1991 Main Mezzanine Loan totaled $39.8 million, after the Reserves of $15.0 million were held back at closing, and incurring closing costs of $1.6 million.

1900 Fruitville Road – Sarasota Florida – 1900 Fruitville Road is a 1.2-acre site, consisting of a retail building and parking lot, which we acquired for an aggregate purchase price of $4.7 million, inclusive of transaction costs. In February 2024 we commenced demolition of the building with the intention to use the property as additional parking for Sprouts, our grocery store tenant at Aster & Links.

1000 First Avenue North and 900 First Avenue North – St. Petersburg, Florida (also known as “Viv”) – We have consolidated several parcels, comprising 1.6-acres of land (previously referred to as 902-1020 First Avenue North, St.Petersburg, Florida), which we acquired for an aggregate purchase price of $12.1 million, inclusive of transaction costs, into 1000 First Avenue North, St. Petersburg, Florida (“1000 First” or “Viv”).

900 First Avenue North (“900 First”) is a parcel of land with a two-tenant retail building which we acquired for an aggregate purchase price of $2.5 million, inclusive of transaction costs. 900 First will remain a two-tenant retail building, and we have taken the additional development rights and added them to 1000 First.

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

Viv is located in the downtown district of St. Petersburg, one mile west of Tampa Bay and the downtown waterfront district and only one block away from Tropicana Field, home to the Tampa Bay Rays professional baseball team, and features direct access to downtown amenities such as public parking, restaurants, museums and cultural sites. In September of 2023, the Tampa Bay Rays, City of St. Petersburg and Pinellas County announced a joint plan to build a brand new approximately 30,000 seat ballpark on the 86-acre site where the team’s current stadium sits. The project will include nearly 8 million square feet of mixed-use development and result in over $6.5 billion in investment in the Gas Plant District over the next 20 years.

St. Petersburg placed 44th on Niche’s 2023 Best Cities to Live in America list, earning an Overall Niche Grade of “A”. St. Petersburg is the 5th largest city in Florida and the 85th largest city in the United States and has an average annual population growth rate of approximately 0.82% since 2020. Downtown St. Petersburg is one of the fastest growing neighborhoods in the Tampa-St. Petersburg-Clearwater metropolitan statistical area (“MSA”) and has experienced increased demand in recent years because of proximity to the water, sporting events, shopping, bars and restaurants in the neighborhood. The Tampa-St. Petersburg-Clearwater MSA is home to more than 20 corporate headquarters, seven of which are Fortune 1000 companies. The St. Petersburg area also includes a branch of St. Petersburg College and the University of South Florida St. Petersburg and is home to two professional sports teams, the Tampa Bay Rays (Major League Baseball) and the Tampa Bay Rowdies (United Soccer League Championship).

1000 First Construction Management Agreement

In April 2023, our indirect majority-owned subsidiary entered into a construction management agreement in connection with the development of 1000 First. The construction management agreement contains terms and conditions that are customary for a project of this type and will be subject to a GMP of $69.0 million.

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

1702 Ringling Boulevard (“1702 Ringling” and, together with 1701 Ringling and 1710 Ringling, “1701-1710 Ringling”) is a 0.327-acre site consisting of a fully-leased, single-story 1,546 gross square foot single-tenant office building and associated parking lot, which we acquired for an aggregate purchase price of $1.5 million, inclusive of transaction costs. We currently anticipate holding 1702 Ringling for future multifamily development.

1701-1710 Ringling is located within the historic downtown Sarasota area along Ringling Boulevard, a major two-way arterial road, with good access to the surrounding Sarasota market, as well as easy access to Interstate 75 and the greater Tampa-St Petersburg area. 1701-1710 Ringling is located in a high foot traffic area close to a number of popular restaurants and retail establishments.

497-501 Middle Turnpike and Cedar Swamp Road – Storrs, Connecticut – 497-501 Middle Turnpike (“497-501 Middle”) is an approximately 60.0-acre site, consisting of approximately 30 acres of former golf course and approximately 30 acres of wetlands, some of which includes walking trails. We acquired a majority ownership interest in CMC Storrs SPV, LLC (“CMC”), the holding company for 497-501 Middle, for an initial capital contribution of $3.8 million.

We currently anticipate 497-501 Middle will be developed into an approximately 261-apartment home community and an adjacent single-family home, with amenities that will include a leasing office, clubroom with a chef’s kitchen, fitness center, game room, study/lounge area, meeting rooms, and an outside AstroTurf meadow.

Cedar Swamp Road (“Cedar Swamp Road”) is a 1.1-acre site immediately adjacent to 497-501 Middle, which we acquired for a purchase price of $0.3 million, inclusive of transaction costs. We currently anticipate adding Cedar Swamp Road to the 497-501 Middle development.

497-501 Middle and Cedar Swamp Road are located less than a mile from the main college campus at the University of Connecticut (“UConn”) in Storrs, Connecticut (“Storrs”), approximately 30 minutes from Hartford, Connecticut, and 90 minutes from Boston, Massachusetts. UConn ranked 26th among “top public universities” nationally in the 2024 U.S. New & World Report (“U.S. News”) collegiate rankings, and, based on a fact sheet published by UConn, over 18,900 undergraduate students enrolled in college at the Storrs campus in 2022, with more than a third of those students living off campus.

900 8th Avenue South – Nashville, Tennessee – 900 8th Avenue South (“900 8th Avenue South”) is a 3.2-acre land assemblage, which we acquired for an aggregate purchase price of $19.7 million, inclusive of transaction costs.

900 8th Avenue South is located in central Nashville at the north end of the 8th Avenue South District, within walking distance of a number of popular retail, dining and nightlife establishments in downtown Nashville. The parcels have received approval for a mixed-use development including residential, retail and office with a maximum of 300 residential multi-family units and a maximum of seven stories.

1700 Main Street – Sarasota, Florida – 1700 Main Street (“1700 Main”) is a 1.3-acre site, consisting of a former gas station, a three-story office building with parking lot and a two-story retail building, which we acquired for an aggregate purchase price of $6.9 million, inclusive of transaction costs. We currently anticipate that 1700 Main will be redeveloped into an expected 226-apartment home community consisting of one-bedroom, two-bedroom and three-bedroom units, with approximately 6,400 square feet of retail space located on the first two levels. We anticipate that 1700 Main will consist of a 10-story podium style building with a 3-story, 330-space garage and 7 stories of apartments above, including a clubroom, fitness center, and courtyard with a swimming pool as well as a leasing office.

U.S. News & World Report ranked Sarasota as the 5th best place to live in the United States for 2023-2024, number two among the fastest growing places in the U.S., and the number 11th best place to retire. Sarasota is headquarters to a diverse group of large companies, such as Boar’s Head Provisions, CAE Healthcare, PGT Innovations, Tervis, Sun Hydraulics and Voalte. The Sarasota area also has a large number of universities including the University of Southern Florida, Florida State University’s College of Medicine campus, Ringling College, State College of Florida, Keiser College and New College of Florida. According to the U.S. Department of Housing and Urban Development (HUD), the housing demand for the Northport-Sarasota-Bradenton MSA is forecasted to be 11,950 new units through August 2023, but only 3,250 housing units are expected to be delivered in that timeframe causing a short fall of 8,700 units by the completion of construction.

1700 Main is located in downtown Sarasota along Main Street and is located in a high foot traffic area next to a number of popular restaurants and retail establishments.

690/1106 Davidson Street – Nashville, Tennessee – Our second investment in Nashville, Tennessee 690/1106 Davidson Street (“690/1106 Davidson Street”) is an approximately 8.0-acre site, consisting of two industrial buildings and associated parking, which we acquired for an aggregate purchase price of $21.0 million, inclusive of transaction costs. We currently anticipate that 690/1106 Davidson Street will be redeveloped into mixed-use residential community consisting of studio, one-bedroom, two-bedroom and three-bedroom apartments. The buildings will have a fitness center, game room, co-working spaces, outdoor heated saltwater swimming pool, riverfront courtyards and rooftop terraces as well as a leasing office. In September 2023, the parcels were successfully rezoned to accommodate medium to high density multi-family residential and a mix of other commercial uses including hotel, office, retail and restaurant.

1130 Davidson Street – Nashville, Tennessee – Our third investment in Nashville, Tennessee 1130 Davidson Street (“1130 Davidson Street”), is an approximately 1.7-acre site consisting of a single-story, 10,000 square foot retail building and associated parking lot, which we acquired for an aggregate purchase price of $2.1 million, inclusive of transaction costs. The building is leased back to the seller through November 2024, with the ability to continue month to month thereafter. In September 2023, the parcel was successfully rezoned to accommodate medium to high density multi-family residential and a mix of other commercial uses including hotel, office, retail and restaurant.

1400 Davidson Street – Nashville, Tennessee – Our fourth investment in Nashville, Tennessee, 1400 Davidson Street (“1400 Davidson Street”) is an approximately 5.9-acre site consisting of an industrial building, which we acquired for an aggregate purchase price of $16.4 million, inclusive of transaction costs. The building is leased back to the seller through June 2024. We currently anticipate that 1400 Davidson Street will be redeveloped into a mixed-use residential community consisting of studio, one-bedroom, two-bedroom and three-bedroom apartments. In September 2023, the parcel was successfully rezoned to accommodate medium to high density multi-family residential and a mix of other commercial uses including hotel, office, retail and restaurant.

Storrs Road – Storrs, Connecticut – Storrs Road (“Storrs Road”) is a 9.0-acre parcel of land near UConn, which we acquired for an aggregate purchase price of $0.1 million, inclusive of transaction costs. We currently anticipate holding Storrs Road for future multifamily development.

1750 Storrs Road – Storrs, Connecticut – 1750 Storrs Road (“1750 Storrs”) is an approximately 19.0-acre development site near UConn, which we acquired for an aggregate purchase price of $5.5 million, inclusive of transaction costs.

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

Borrowing Policy

We intend to employ leverage in order to provide more funds available for investment. Leverage will allow us to make more investments than would otherwise be possible, resulting in a broader portfolio. We believe that careful use of conservatively structured leverage will help us to achieve our diversification goals and potentially enhance the returns on our investments. We also believe that our Sponsor’s ability to obtain both competitive financing and its relationships with top tier financial institutions will allow our Manager to access and successfully employ competitively priced borrowing.

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

Taxation of the Company

We have been treated as a partnership for U.S. federal income tax purposes since our tax year ended December 31, 2020. We currently intend to manage our affairs so that we continue to meet the requirements for classification as a partnership. If our Manager determines that it is no longer in our best interests to continue as a partnership for U.S. federal income tax purposes, our Manager may elect to treat us as an association or as a publicly traded partnership taxable as a corporation for U.S. federal (and applicable state) income tax purposes. If we elect to be taxable as a corporation for U.S. federal (and applicable state) income tax purposes, we may also elect to qualify and be taxed as a REIT.

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

Notwithstanding the foregoing, unless an exception applies, an entity that would otherwise be classified as a partnership for U.S. federal income tax purposes may nevertheless be taxable as a corporation if it is a “publicly traded partnership” within the meaning of Section 7704 the Code. An entity that would otherwise be classified as a partnership is a publicly traded partnership within the meaning of Section 7704 of the Code if its interests are (i) traded on an established securities market, or (ii) readily tradable on a secondary market or the substantial equivalent thereof. Our Class A units are listed on the NYSE American under the symbol “OZ.” There is, however, an exception to taxation as a corporation which is available if at least 90% of a partnership’s gross income for every taxable year consists of “qualifying income”and the partnership is not required to register under the Investment Company Act of 1940, as amended (the “Qualifying Income Exception”). Qualifying income includes certain interest income (other than from a financial business), dividends, real property rents, gains from the sale or other disposition of real property and any gain from the sale or disposition of a capital asset or other property held for the production of income that otherwise constitutes qualifying income. We intend to manage our affairs so that we will meet the Qualifying Income Exception in each taxable year and so that neither we nor any of our subsidiaries are required to register under the Investment Company Act of 1940, as amended.

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

Human Capital

We are externally managed and currently have no employees or intention of having any employees. We rely on our Manager to manage our day-to-day operations, implement our investment objectives and investment strategy and perform certain services for us pursuant to the Management Agreement. These services are provided by individuals who are employees of our Sponsor or one or more of its affiliates. Our executive officers also serve as officers of our Sponsor and certain of its affiliates.

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

We have a limited operating history, and we may not be able to achieve our investment objectives. As of the year ended December 31, 2023, we had 17 qualified opportunity zone investments in three states and are primarily reliant on the proceeds derived from our public offerings and any financing that might be provided by our Sponsor or its affiliates to fund our operations. We cannot assure you that the past experiences of our Sponsor or its affiliates will be sufficient to allow us to successfully achieve our investment objectives.

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

Risks Related to our Assets and Investments

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

The recent failures of Silicon Valley Bank (“SVB”) and Signature Bank (“SNY”), actions by the U.S. Department of the Treasury, the Federal Reserve and the FDIC in taking over SVB and SNY and protecting uninsured depositors, the Biden administration’s call for greater regulation over the U.S. banking system and market participants’ increasingly negative outlook on the operating environment for U.S. and global banks, may make it more difficult for us to obtain, or cause delays in our obtaining construction financing from banks. The full effects of SVB and SNY failures, and the subsequent failure of Credit Suisse, remain to be seen and may not be realized for some time. There can be no assurance that these events will not negatively impact our ability to obtain construction financing, complete our development or redevelopment activities on budget and on schedule or adversely affect our financial condition and results of operations.

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

Despite the fact that we are organized as a limited liability company under Delaware law, if we fail to meet any of the applicable requirements for classification as a partnership, we would be treated as a corporation pursuant to section 7704 of the Code.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

We are externally managed by our Manager, and as such rely on our Manager to manage our day-to-day operations pursuant to our Management Agreement. Services provided under the Management Agreement are performed by individuals who are employees of our Sponsor or one or more of its affiliates. We, our Manager and our Sponsor are also party to an Employee and Cost Sharing Agreement. Pursuant the Employee and Cost Sharing Agreement our Sponsor provides our Manager with access to, among other things, the information technology (“IT”) systems necessary for the performance by our Manager of its duties under the Management Agreement. These IT systems include data hosting facilities and other hardware and software platforms, some of which are hosted by third-party service providers. Our Sponsor’s IT systems, like those of most other companies, may be vulnerable to cybersecurity threats, including data breaches, cyberattacks, malware and computer viruses and interruption of services.

Our Sponsor takes a risk-based approach to cybersecurity and has implemented cybersecurity and IT risk management policies and procedures designed to address cybersecurity threats and incidents, including regularly assessing risks from cyber threats, monitoring IT systems for potential vulnerabilities, and testing IT systems according to its policies and practices. Our Sponsor also uses a number of security tools and external service providers to monitor, test or otherwise assist with various aspects of its cybersecurity controls.

As of the date of this Form 10-K, cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected us, our business strategy, results of operations, or financial condition.

Governance

Our Board is responsible for the oversight of our Manager, who, pursuant to the Management Agreement, is responsible for overseeing our risk management processes, including cybersecurity risks. Our Board recognizes the critical importance of maintaining effective cybersecurity measures and our Manager’s role in assessing and managing our material risks from cybersecurity threats. Our Manager provides our Board with timely updates both on a periodic basis and as new cybersecurity risks arise.

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

Item 3. Legal Proceedings.

From time to time we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2023, neither we nor any of our subsidiaries were subject to any material legal proceedings.

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

Holders

As of March 22, 2024, there were 46 holders of record of our Class A units, and one holder of record of each of our Class B units and Class M unit, respectively.

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

Use of Proceeds from Registered Sales of Securities

We are the successor in interest to Belpointe REIT, Inc., a Maryland corporation (“Belpointe REIT”), incorporated on June 19, 2018. During the year ended December 31, 2021, we acquired all of the outstanding shares of common stock of Belpointe REIT in an exchange offer and related conversion and merger transaction.

On September 30, 2021, the U.S. Securities and Exchange Commission (the “SEC”) declared effective our initial registration statement on Form S-11, as amended (File No. 333-255424) (the “Primary Registration Statement”), registering a continuous primary offering of up to $750,000,000 in our Class A units (our “Primary Offering”). From the period of October 7, 2021, the date of the first closing held in connection with our Primary Offering, through December 31, 2022, we issued 2,273,339 Class A units in our Primary Offering, raising net offering proceeds of $226.0 million.

On May 9, 2023, the SEC declared effective our follow-on registration statement on Form S-11, as amended (File No. 333-271262) (the “Follow-on Registration Statement”), registering the offer and sale of up to an additional $750,000,000 of our Class A units on a continuous “best efforts” basis by any method deemed to be an “at the market” offering pursuant to Rule 415(a)(4) under the Securities Act of 1933, as amended (the “Securities Act”), including by offers and sales made directly to investors or through one or more agents (our “Follow-on Offering” and, together with our Primary Offering, our “Public Offerings”).

In connection with the Follow-on Registration Statement, we entered into a non-exclusive dealer manager agreement with Emerson Equity LLC (the “Dealer Manager”), a registered broker-dealer, for the sale of our Class A units through the Dealer Manager. The Dealer Manager will enter into participating dealer agreements and wholesale agreements with other broker-dealers, referred to as “selling group members,” to authorize those broker-dealers to solicit offers to purchase our Class A units. We will pay our Dealer Manager commissions of up to 0.25%, and the selling group members commissions ranging from 0.25% to 4.50%, of the principal amount of Class A unit sold in the Follow-on Offering. In addition, our Follow-on Registration Statement constitutes a post-effective amendment to our Primary Registration Statement, conforming our Primary Offering to our Follow-on Offering.

The purchase price for Class A units in our Public Offerings is the lesser of (i) the current NAV of our Class A units, and (ii) the average of the high and low sale prices of our Class A units on the NYSE American during regular trading hours on the last trading day immediately preceding the investment date on which the NYSE American was open for trading and trading in our Class A units occurred. Our Manager calculates our NAV within approximately 60 days of the last day of each quarter (the “Determination Date”). Any adjustment to our NAV will take effect as of the first business day following the public announcement of our NAV. Our adjusted NAV will be equal to our adjusted NAV as of the Determination Date (rounded to the nearest dollar) divided by the number of Class A units outstanding on the Determination Date. As of December 31, 2023, our NAV per Class A units was $100.88.

We file a prospectus supplement with the SEC disclosing quarterly determinations of our NAV per Class A unit. Additionally, if a material event occurs in between quarterly updates of NAV that would cause our NAV to change by 10% or more from the most recently disclosed NAV, we will disclose the updated price and the reason for the change in prospectus supplement as promptly as reasonably practicable.

From the period of October 7, 2021, the date of the first closing held in connection with our Primary Offering, through December 31, 2022, we issued 2,273,339 Class A units in our Primary Offering, raising net offering proceeds of $226.0 million. For the year ended December 31, 2023, we issued 98,950 Class A units in connection with our Public Offerings, raising net offering proceeds of $7.5 million. Together with the gross proceeds raised in Belpointe REIT, Inc.’s prior offerings, as of December 31, 2023, we have raised aggregate gross offering cash proceeds of $354.3 million.

The following tables summarize certain information about the Public Offering proceeds and our use of proceeds, including direct or indirect payments to our directors, officers, affiliates or to any person owning 10% or more of any class of our equity securities as of December 31, 2023:

Offering proceeds
Class A units sold	2,372,289
Gross offering proceeds	$235,265,650
Selling commissions	—
Offering costs (1) (2) (3)	1,730,669
Net offering proceeds	$233,534,981

(1)	Includes $0.3 million of reimbursements to an affiliate for costs incurred on our behalf.
(2)	Direct or indirect payments of $1.4 million have been made to others, including payments for legal, accounting, transfer agent, FINRA, and filing fees, as of December 31, 2023.
(3)	Includes all offering costs incurred by the Company in connection with any offer and sale of securities by the Company.

Uses of net offering proceeds
Funding of loans receivable (1)	$34,955
Purchases and development of real estate (2)	152,701
Working capital (3) (4)	19,685
$207,341

(1)	Includes direct payment of $30.0 million to Norpointe, an affiliate of our Chief Executive Officer. See “Part III, Item 13—Certain Relationships and Related Transactions, and Director Independence—Our Affiliate Transactions—Our Transaction with Norpointe, LLC” for additional details regarding our transactions with Norpointe.
(2)	Includes direct or indirect payments of $10.0 million to directors, officers and affiliates as of December 31, 2023 predominantly for insurance premiums and employee reimbursement expenditures (pursuant primarily to our development management agreements). See “Part III, Item 13—Certain Relationships and Related Transactions, and Director Independence—Our Affiliate Transactions” for additional information regarding fees incurred on our behalf by, and expenses reimbursable to, our Manager and its affiliates.
(3)	Includes direct or indirect payments of $9.0 million to directors, officers and affiliates as of December 31, 2023 for management fees, insurance premiums and employee cost sharing expenses (pursuant to our Management Agreement and Employee and Cost Sharing Agreement). See “Part III, Item 13—Certain Relationships and Related Transactions, and Director Independence—Our Affiliate Transactions” for additional information regarding fees incurred on our behalf by, and expenses reimbursable to, our Manager and its affiliates.
(4)	Includes direct or indirect payments of $2.8 million to others, including payments for legal, accounting, marketing, transfer agent and filing fees, as of December 31, 2023.

Unregistered Sales of Equity Securities

In connection with our formation, on February 11, 2020, we issued 100 common units representing all of the issued and outstanding limited liability company interests of the Company to our Sponsor for an aggregate purchase price of $10,000.00. No sales commission or other consideration was paid in connection with the sale. The offer and sale was exempt from the registration requirements of the Securities Act, in reliance on Section 4(a)(2) thereof, as a transaction by an issuer not involving any public offering. Effective October 30, 2020, our Sponsor sold one common unit to Belpointe Capital Management, LLC, an affiliate of our Sponsor, for an aggregate purchase price of $100.00, in reliance upon the exemption from registration set forth in Section 4(a)(1) of the Securities Act, as a transaction by a person other than an issuer, underwriter or dealer not involving any public offering.

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

As of December 31, 2023, we have not sold any other equity securities that were not registered under the Securities Act.

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

History and Development of the Company

We are the successor in interest to Belpointe REIT, Inc., a Maryland corporation (“Belpointe REIT”), incorporated on June 19, 2018. During the year ended December 31, 2021, we acquired all of the outstanding shares of common stock of Belpointe REIT in an exchange offer and related conversion and merger transaction.

In connection with the Follow-on Registration Statement, we entered into a non-exclusive dealer manager agreement with Emerson Equity LLC (the “Dealer Manager”), a registered broker-dealer, for the sale of our Class A units through the Dealer Manager. The Dealer Manager will enter into participating dealer agreements and wholesale agreements with other broker-dealers, referred to as “selling group members,” to authorize those broker-dealers to solicit offers to purchase our Class A units. We will pay our Dealer Manager commissions of up to 0.25%, and the selling group members commissions ranging from 0.25% to 4.50%, of the principal amount of Class A unit sold in the Follow-on Offering. In addition, our Follow-on Registration Statement constitutes a post-effective amendment to our Primary Registration Statement, conforming our Primary Offering to our Follow-on Offering.

For the year ended December 31, 2023, we issued 98,950 Class A units in connection with our Public Offerings. Together with the gross proceeds raised by Belpointe REIT in its prior offerings, as of December 31, 2023, we have raised aggregate gross offering cash proceeds of $354.3 million.

On September 30, 2021, the U.S. Securities and Exchange Commission (the “SEC”) declared effective our initial registration statement on Form S-11, as amended (File No. 333-255424) (the “Primary Registration Statement”), registering a continuous primary offering of up to $750,000,000 in our Class A units (our “Primary Offering”). From the period of October 7, 2021, the date of the first closing held in connection with our Primary Offering, through December 31, 2022, we issued 2,273,339 Class A units in our Primary Offering, raising net offering proceeds of $226.0 million.

On May 9, 2023, the SEC declared effective our follow-on registration statement on Form S-11, as amended (File No. 333-271262) (the “Follow-on Registration Statement”), registering the offer and sale of up to an additional $750,000,000 of our Class A units on a continuous “best efforts” basis by any method deemed to be an “at the market” offering pursuant to Rule 415(a)(4) under the Securities Act of 1933, as amended (the “Securities Act”), including by offers and sales made directly to investors or through one or more agents (our “Follow-on Offering” and, together with our Primary Offering, our “Public Offerings”).

In connection with the Follow-on Registration Statement, we entered into a non-exclusive dealer manager agreement with Emerson Equity LLC (the “Dealer Manager”), a registered broker-dealer, for the sale of our Class A units through the Dealer Manager. The Dealer Manager will enter into participating dealer agreements and wholesale agreements with other broker-dealers, referred to as “selling group members,” to authorize those broker-dealers to solicit offers to purchase our Class A units. We will pay our Dealer Manager commissions of up to 0.25%, and the selling group members commissions ranging from 0.25% to 4.50%, of the principal amount of Class A unit sold in the Follow-on Offering. In addition, our Follow-on Registration Statement constitutes a post-effective amendment to our Primary Registration Statement, conforming our Primary Offering to our Follow-on Offering. As of December 31, 2023, $1,264,724,350 remained unsold under our Public Offerings.

The purchase price for Class A units in our Public Offerings is the lesser of (i) the NAV of our Class A units, and (ii) the average of the high and low sale prices of our Class A units on the NYSE American during regular trading hours on the last trading day immediately preceding the investment date on which the NYSE American was open for trading and trading in our Class A units occurred. Our Manager calculates our NAV within approximately 60 days of the last day of each quarter, and any adjustments take effect as of the first business day following its public announcement. As of December 31, 2023, our NAV per Class A units was $100.88.

Our Business Outlook

Despite expectations of the U.S. falling into recession in 2023, market conditions for multifamily and mixed-use rental properties remained strong over the past several quarters. Future economic conditions and the demand for multifamily and mixed-use rental properties are, and the real estate industry in general is, subject to uncertainty as a result of a number of factors, including, among others, the rate of rent growth, rate of new construction, rate of absorption, the rate of unemployment, increasing interest rates, higher rates of inflation, instability in the banking system, the availability of credit, financial market volatility, general economic uncertainty, increasing energy costs, supply chain disruptions and labor shortages. The potential effect of these and other factors and the projected impact of these and other events on our business, results of operations and financial performance, presents material uncertainty and risk with respect to our future performance and financial results, including the potential to negatively impact our costs of operations, our financing arrangements, the value of our investments, and the laws, regulations and governmental and regulatory policies applicable to us. As a result, our past performance may not be indicative of future results.

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

Results of Operations

The following table sets forth information regarding our consolidated results of operations during the years ended December 31, 2023 and 2022 (amounts in thousands):

	Year Ended December 31,
	2023	2022	$ Change	% Change
Revenue
Rental revenue	$2,254	$1,391	$863	62%
Total revenue	2,254	1,391	863	62%

Expenses
Property expenses	4,179	3,809	370	10%
General and administrative	6,335	5,798	537	9%
Depreciation and amortization	2,067	1,291	776	60%
Impairment of real estate	4,060	—	4,060	100%
Total expenses	16,641	10,898	5,743	53%

Other income
Interest income	113	1,850	(1,737)	(94)%
Other expense	(87)	(469)	382	(81)%
Total other income	26	1,381	(1,355)	(98)%
Loss before income taxes	(14,361)	(8,126)	(6,235)	77%
Provision for income taxes	(1)	(112)	111	(99)%
Net loss	(14,362)	(8,238)	(6,124)	74%
Net income attributable to Belpointe PREP, LLC	11	555	(544)	(98)%
Net loss attributable to Belpointe PREP, LLC	$(14,351)	$(7,683)	$(6,668)	87%

Revenue

Rental Revenue

For the year ended December 31, 2023 as compared to the same period in 2022, rental revenue increased by $0.9 million. This increase is primarily related to the amortization of below-market lease intangibles. During the year ended December 31, 2023 one of our tenants vacated our 901-909 Central Avenue investment, therefore, we accelerated the unamortized below-market lease liability in connection with termination of the lease. Additionally, the increase is related to acquisition of our 1400 Davidson investment in December 2022, whereby the year ended December 31, 2023 reflects a full year of amortization of below-market lease intangibles.

Property Expenses

Property expenses primarily consists of management fees, property operational expenses, real estate taxes, and utilities and insurance expenses incurred in relation to our operating properties.

For the year ended December 31, 2023, as compared to the same period in 2022, property expenses increased by $0.4 million. This increase is primarily due an increase in real estate tax expenses at certain investments and an increase in third-party property management fees.

General and Administrative

General and administrative expenses primarily consists of employee cost sharing expenses (pursuant to our Management Agreement and Employee and Cost Sharing Agreement), marketing expenses, legal, audit, tax and accounting fees. See “Certain Relationships and Related Transactions, and Director Independence—Our Management Agreement” for additional details regarding our Management Agreement and “Certain Relationships and Related Transactions, and Director Independence—Our Employee and Cost Sharing Agreement” for additional details regarding our employee and cost sharing agreement.

For the year ended December 31, 2023 as compared to the same period in 2022, general and administrative expenses increased by $0.5 million. This increase is primarily due to higher allocation of costs incurred by our Manager and its affiliates to us, as well as dead deal costs incurred during the current year period. These increases were partially offset by a lower marketing expenses.

Depreciation and Amortization

For the year ended December 31, 2023 as compared to the same period in 2022, depreciation and amortization increased by $0.8 million. This increase is primarily due to the acquisition of properties during the year ended December 31, 2022, and due to the acceleration of unamortized in-place lease intangible assets at our 901-909 Central Avenue investment as a result of three tenants vacating during the year ended December 31, 2023.

Impairment of Real Estate

During the year ended December 31, 2023, we recorded impairment charges of $4.1 million, in relation to one of our real estate assets located in Nashville, Tennessee, based on our conclusion that the estimated fair market value of the real estate asset was lower than the carrying value, and as a result, we reduced the carrying value to the fair market value.

Other income

Interest Income

On September 30, 2021, we lent approximately $3.5 million to CMC (the “CMC Loan”) pursuant to the terms of a secured promissory note bearing interest at an annual rate of 12.0% and due and payable on June 27, 2022. On June 28, 2022, the CMC Loan was repaid in full, including accrued interest of $0.3 million.

On January 3, 2022, we lent $30.0 million (the “Norpointe Loan”) to Norpointe, LLC (“Norpointe”), an affiliate of our Chief Executive Officer, pursuant to the terms of a promissory note secured by a first mortgage lien on certain real property located at 41 Wolfpit Avenue, Norwalk, Connecticut 06851 (the “Norpointe Property”). On June 28, 2022, for purposes of complying with the qualified opportunity fund requirements under the Internal Revenue Code of 1986, as amended, and related Treasury Regulations, we restructured the Norpointe Loan (the “Restructured Norpointe Loan”). The Restructured Norpointe Loan was evidenced by a promissory note and was secured by a first mortgage lien on the Norpointe Property. On December 13, 2022, the Restructured Norpointe Loan was repaid in full. See “Certain Relationships and Related Transactions, and Director Independence—Our Affiliate Transactions—Our Transaction with Norpointe, LLC” for additional details regarding our transactions with Norpointe.

On February 23, 2022, we lent approximately $5.0 million to Visco Propco, LLC (the “Visco Loan”), pursuant to the terms of a promissory note secured by a first lien deed of trust on certain real property located at 801 Visco Drive, Nashville, Tennessee 37210. On December 2, 2022, the Visco Loan was repaid in full, including accrued interest of $0.2 million.

For the year ended December 31, 2022, interest income was $1.9 million and is primarily related to interest of $0.7 million earned on the Norpointe Loan, $0.7 million earned on the Restructured Norpointe Loan, $0.2 million earned on the CMC Loan, and $0.2 million on the Visco Loan.

Further information regarding our commercial real estate loan transactions is provided in “Note 7 – Loans Receivable” in the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.

Other expense

On July 10, 2023, our indirect majority-owned subsidiary (the “Mortgage Borrower”) entered into an interest rate cap agreement (the “1991 Main Interest Rate Cap”) as required under the terms of the variable rate construction loan agreement (the “1991 Main Construction Loan Agreement”) for up to $130.0 million in principal amount that the Mortgage Borrower previously entered into, on May 12, 2023, with Bank OZK, and which is secured by 1991 Main. During the year ended December 31, 2023, we recognized a net unrealized loss of $0.1 million on the 1991 Main Interest Rate Cap. See “Part I, Item 1—Our Investments—1991 Main Street – Sarasota, Florida (also known as “Aster & Links”)—1991 Main Interest Rate Cap” for additional information regarding our 1991 Main Construction Loan Agreement and 1991 Main Interest Rate Cap.

On June 28, 2022, through an indirect majority-owned subsidiary of our Operating Company, we acquired a 70.2% controlling interest in CMC (the “CMC Interest”), for an initial capital contribution of $3.8 million. As part of the transaction two unaffiliated joint venture partners (the “CMC JV Partners”) were deemed to have made a combined initial capital contribution of $3.1 million. Following our acquisition of the CMC Interest, we discovered that one of the CMC JV Partners had misappropriated cash from the other CMC JV Partner’s cash account. As a result, the CMC JV Partner agreed to forfeit its interest in CMC as of March 24, 2023. Other expense for the year ended December 31, 2022, primarily relates to a loss of $0.4 million recorded in connection with the misappropriated cash.

Provision for Income Taxes

For the year ended December 31, 2022, provision for income taxes relates to taxes incurred (including interest) in connection with our acquisition of Belpointe REIT. As a result of the conversion of Belpointe REIT from a corporation into a limited liability company, Belpointe REIT was deemed to have been liquidated and its tax year ended on October 1, 2021. Belpointe REIT’s deemed liquidation resulted in a taxable gain for the year ended October 1, 2021. In connection with the conversion, we filed an extension for the time to file Belpointe REIT’s 2021 tax returns, however, we did not make an estimated payment at that time as we had not yet calculated Belpointe REIT’s 2021 tax liability. As of the date of this Form 10-K, we have paid the outstanding income tax liability, including interest.

Net Loss Attributable to Noncontrolling Interests

Net loss attributable to noncontrolling interests represents the share of earnings generated in entities we consolidate in which we do not own 100% of the equity. For the year ended December 31, 2023 as compared to the same period in 2022, net losses attributable to noncontrolling interests decreased by $0.5 million. This decrease primarily relates to losses allocated to noncontrolling interest holders on our CMC and 900 8th Avenue South investments in the prior year period which was based upon an allocation of each investment’s net assets at book value as if the investments were hypothetically liquidated at the end of each reporting period.

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

Where our Manager and its affiliates, including our Sponsor, have funded, and in the future if they continue to fund, our liquidity and capital resource needs by advancing us offering and operating fees and expenses, we reimburse our Manager and its affiliates, including our Sponsor, pursuant to the terms of our Management Agreement and Employee and Cost Sharing Agreement. Fees payable and expenses reimbursable to our Manager and its affiliates, including our Sponsor, may be paid, at the election of the recipient, in cash, by issuance of our Class A Units at the then-current NAV, or through some combination of the foregoing. There were no organization or Public Offering costs incurred by our Manager and its affiliates during the years ended December 31, 2023 and 2022. During the years ended December 31, 2023 and 2022, our Manager and its affiliates, including our Sponsor, incurred operating expenses of $2.9 million and $2.9 million, respectively, on our behalf.

During the year ended December 31, 2022, our indirect wholly-owned subsidiary entered into a construction management agreement for the development of 1991 Main. For additional details regarding our 1991 Main investment, see “Part I, Item 1—Our Investments—1991 Main Street – Sarasota, Florida (also known as “Aster & Links”).” The construction management agreement contains terms and conditions that are customary for a project of this type and will be subject to guaranteed maximum price. As of December 31, 2023, we had an unfunded capital commitment of $61.8 million under the terms of this agreement. As of the date of this Form 10-K, we currently anticipate that the remaining funding for construction and soft costs associated with the development of 1991 Main will be a minimum of $84.8 million (inclusive of the aforementioned unfunded capital commitment).

During the year ended December 31, 2023, our indirect majority-owned subsidiary (the “Mortgage Borrower”) entered into a variable-rate construction loan agreement for up to $130.0 million in principal amount (the “1991 Main Construction Loan”) to fund the development of 1991 Main. Advances under the construction loan bear interest at a per annum rate equal to the one-month term Secured Overnight Financing Rate (SOFR) plus 3.45%, subject to a minimum all-in per annum rate of 8.51%. The 1991 Main Construction Loan has an initial maturity date of May 12, 2027 and contains a one-year extension option, subject to certain restrictions. As of December 31, 2023, we have drawn down $23.1 million on the 1991 Main Construction Loan.

As discussed in “Part I, Item 1—Our Investments—1991 Main Street – Sarasota, Florida (also known as “Aster & Links”)—1991 Main Mezzanine Loan”, on January 31, 2024, our indirect majority-owned subsidiary (the “Mezzanine Borrower”) entered into a mezzanine loan agreement for up to $56.4 million in principal amount (the “1991 Main Mezzanine Loan”). The 1991 Mezzanine Loan bears interest at a rate of 13.0% per annum, and is secured by 1991 Main.

In connection with the 1991 Mezzanine Loan, we are required to maintain an interest reserve and carry reserve for purposes of paying accrued but unpaid interest on the 1991 Mezzanine Loan and interest, principal and other obligations under the 1991 Main Construction Loan (the “Reserves”). Cash proceeds from the 1991 Mezzanine Loan totaled $39.8 million, after Reserves of $15.0 million were held back at closing, and incurring closing costs of $1.6 million.

Proceeds under the 1991 Mezzanine Loan may be used to reimburse the Company for certain costs and expenses incurred in relation to, and to fund the continued development of, 1991 Main. The 1991 Mezzanine Loan has an initial maturity date of May 12, 2027 and contains a one-year extension option, subject to certain restrictions. See “Part I, Item 1—Our Investments—1991 Main Street – Sarasota, Florida (also known as “Aster & Links”),” for additional information regarding the 1991 Main Construction Loan and the 1991 Mezzanine Loan.

During the year ended December 31, 2023, our indirect majority-owned subsidiary entered into a construction management agreement in connection with the development of 1000 First. For additional details regarding our acquisition of 1000 First, see “Part I, Item 1—Our Investments—1000 First Avenue North and 900 First Avenue North – St. Petersburg, Florida (also known as “Viv”).” The construction management agreement contains terms and conditions that are customary for a project of this type and will be subject to guaranteed maximum price. As of December 31, 2023, we had an unfunded capital commitment of $40.3 million under the terms of this agreement. We currently anticipate that the remaining funding for construction and soft costs associated with the development of 1000 First will be a minimum of approximately $119.2 million (inclusive of the aforementioned unfunded capital commitment).

We expect to obtain the liquidity and capital resources that we need over the short and long-term from the proceeds of our Public Offerings and any future offerings that we may conduct, from the advancement of reimbursable fees and expenses by our Manager and its affiliates, including our Sponsor, from secured or unsecured financings from banks and other lenders and from any undistributed funds from operations. For additional details regarding our Public Offering, see “Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Use of Proceeds from Registered Sales of Securities”

We currently anticipate that our available capital resources, including the proceeds from our Public Offerings and the proceeds from any construction or other loans that we may incur, when combined with cash flow generated from our operations, will be sufficient to meet our anticipated working capital and capital expenditure requirements over the next 12 months and beyond.

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

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash (amounts in thousands):

	Years Ended December 31,
	2023	2022
Cash flows used in operating activities	$(6,945)	$(6,651)
Cash flows used in investing activities	(145,123)	(63,530)
Cash flows provided by financing activities	30,686	22,802
Net decrease in cash and cash equivalents and restricted cash	$(121,382)	$(47,379)

As of December 31, 2023 and 2022, cash and cash equivalents and restricted cash totaled approximately $23.6 million and $145.0 million, respectively.

Cash flows used in operating activities for the year ended December 31, 2023 primarily relates to the payment of management fees and employee cost sharing expenses as well as payments for marketing, legal, tax and accounting fees. Cash flows used in operating activities for the year ended December 31, 2022 primarily relates to the payment of management fees and employee cost sharing expenses as well as payments for marketing, legal, tax and accounting fees. These outflows were partially offset by interest received on our Norpointe Loan, Restructured Norpointe Loan and CMC Loan during the period.

Cash flows used in investing activities for the year ended December 31, 2023 primarily relates to the funding of development properties. For additional details regarding our development properties, see “Part I, Item 1—Our Investments.” Cash flows used in investing activities for the year ended December 31, 2022 primarily relates to the funding of loans receivable in addition to funding costs for our development properties and investments in real estate. These outflows were partially offset by inflows from the repayment of the CMC and Restructured Norpointe Loans during the period as well as cash acquired as part of the acquisition of CMC (Note 7).

Cash flows provided by financing activities for the year ended December 31, 2023 primarily relates to the net proceeds from 1991 Main Construction Loan, proceeds from our Primary Offering, and proceeds from our short-term loan from an affiliate. Cash flows provided by financing activities for the year ended December 31, 2022 primarily relates to net proceeds received from the Primary Offering partially offset by the repayment of the Acquisition Loan.

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

Our significant accounting policies are described in “Note 2 — Summary of Significant Accounting Policies.” Many of these accounting policies require judgment and the use of estimates and assumptions when applying these policies in the preparation of our consolidated financial statements. On a quarterly basis, we evaluate these estimates and judgments based on historical experience as well as other factors that we believe to be reasonable under the circumstances. These estimates are subject to change in the future if underlying assumptions or factors change. Certain accounting policies, while significant, may not require the use of estimates. The recent accounting changes that may potentially impact our business are described under “Recent Accounting Pronouncements” in “Note 2 — Summary of Significant Accounting Policies.”

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Members of Belpointe PREP, LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Belpointe PREP, LLC (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in members’ capital and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

New York, New York

March 28, 2024

Belpointe PREP, LLC

Consolidated Balance Sheets

(in thousands, except unit and per unit data)

	December 31,
	2023	2022
Assets
Real estate
Land	$38,741	$38,741
Building and improvements	17,939	17,843
Intangible assets	9,172	9,495
Real estate under construction	291,130	133,898
Total real estate	356,982	199,977
Accumulated depreciation and amortization	(3,441)	(1,719)
Real estate, net	353,541	198,258
Cash and cash equivalents	20,125	143,467
Other assets	8,451	12,270
Total assets	$382,117	$353,995

Liabilities
Debt, net	$19,678	$—
Short-term loan from affiliate	4,000	—
Due to affiliates	10,370	5,803
Lease liabilities	1,324	7,126
Accounts payable	12,584	1,686
Accrued expenses and other liabilities	9,097	6,728
Total liabilities	57,053	21,343

Commitments and contingencies	—	—

Members’ Capital
Class A units, unlimited units authorized, 3,622,399 and 3,523,449 units issued and outstanding at December 31, 2023 and 2022, respectively	322,626	329,482
Class B units, 100,000 units authorized, 100,000 units issued and outstanding at December 31, 2023 and 2022, respectively	—	—
Class M unit, one unit authorized, one unit issued and outstanding at December 31, 2023 and 2022, respectively	—	—
Total members’ capital excluding noncontrolling interests	322,626	329,482
Noncontrolling interests	2,438	3,170
Total members’ capital	325,064	332,652
Total liabilities and members’ capital	$382,117	$353,995

See accompanying notes to consolidated financial statements.

Belpointe PREP, LLC

Consolidated Statements of Operations

(in thousands, except unit and per unit data)

	Years Ended December 31,
	2023	2022
Revenue
Rental revenue	$2,254	$1,391
Total revenue	2,254	1,391

Expenses
Property expenses	4,179	3,809
General and administrative	6,335	5,798
Depreciation and amortization	2,067	1,291
Impairment of real estate	4,060	—
Total expenses	16,641	10,898

Other income
Interest income	113	1,850
Other expense	(87)	(469)
Total other income	26	1,381
Loss before income taxes	(14,361)	(8,126)
Provision for income taxes	(1)	(112)
Net loss	(14,362)	(8,238)
Net loss attributable to noncontrolling interests	11	555
Net loss attributable to Belpointe PREP, LLC	$(14,351)	$(7,683)

Loss per Class A unit (basic and diluted)
Net loss per unit	$(4.04)	$(2.25)
Weighted-average units outstanding	3,553,319	3,416,527

See accompanying notes to consolidated financial statements.

Belpointe PREP, LLC

Consolidated Statements of Changes in Members’ Capital

(in thousands, except unit and per unit data)

	Class A units		Class B units		Class M unit		Total Members’ Capital Excluding Noncontrolling	Noncontrolling	Total Members’
	Units	Amount	Units	Amount	Units	Amount	Interests	Interests	Capital
Balance at December 31, 2021	3,382,149	$323,683	100,000	$—	1	$—	$323,683	$192	$323,875
Issuance of units	141,300	14,130	—	—	—	—	14,130	—	14,130
Contribution from noncontrolling interests	—	—	—	—	—	—	—	433	433
Acquisition of ownership in CMC Storrs SPV, LLC (Note 5)	—	—	—	—	—	—	—	3,100	3,100
Offering Costs	—	(648)	—	—	—	—	(648)	—	(648)
Net loss	—	(7,683)	—	—	—	—	(7,683)	(555)	(8,238)
Balance at December 31, 2022	3,523,449	329,482	100,000	—	1	—	329,482	3,170	332,652
Issuance of units	98,950	7,932	—	—	—	—	7,932	—	7,932
Contribution from noncontrolling interests	—	—	—	—	—	—	—	266	266
Return of capital	—	—	—	—	—	—	—	(24)	(24)
Acquisition of noncontrolling interests (Note 5)	—	—	—	—	—	—	—	(963)	(963)
Offering costs	—	(437)	—	—	—	—	(437)	—	(437)
Net loss	—	(14,351)	—	—	—	—	(14,351)	(11)	(14,362)
Balance at December 31, 2023	3,622,399	$322,626	100,000	$—	1	$—	$322,626	$2,438	$325,064

See accompanying notes to consolidated financial statements.

Belpointe PREP, LLC

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(14,362)	$(8,238)
Adjustments to net loss:
Amortization of rent-related intangibles and straight-line rent adjustments	(820)	(231)
Depreciation and amortization	2,067	1,291
Impairment of real estate	4,060	—
Unrealized loss on interest rate derivative, net	66	—
Changes in operating assets and liabilities:
Increase in due to affiliates	1,896	39
(Increase) decrease in other assets	(228)	676
Increase (decrease) in accounts payable	479	(186)
Decrease in accrued expenses and other liabilities	(103)	(2)
Net cash used in operating activities	(6,945)	(6,651)

Cash flows from investing activities
Development of real estate	(139,733)	(39,596)
Acquisitions of real estate	(5,190)	(27,254)
Purchase of interest rate cap	(159)	—
Other investing activity	(41)	(225)
Repayment of loans receivable	—	38,413
Funding of loans receivable	—	(34,955)
Cash acquired from CMC (Note 5)	—	87
Net cash used in investing activities	(145,123)	(63,530)

Cash flows from financing activities
Proceeds from issuance of debt	21,874	—
Proceeds from units issued	7,932	14,130
Short-term loan from affiliate	5,500	—
Payment of debt issuance costs	(2,618)	—
Repayment of short-term loan from affiliate	(1,500)	—
Payment of offering costs	(373)	(731)
Payment of financing deposits	(225)	—
Contributions from noncontrolling interests	216	268
Other financing activities, net	(96)	(360)
Return of capital from noncontrolling interests	(24)	—
Proceeds from subscriptions receivable	—	20,295
Repayment of debt	—	(10,800)
Net cash provided by financing activities	30,686	22,802

Net decrease in cash cash equivalents and restricted cash	(121,382)	(47,379)

Cash and cash equivalents and restricted cash, beginning of year	144,967	192,346
Cash and cash equivalents and restricted cash, end of year	$23,585	$144,967

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

In connection with the Follow-on Registration Statement, we entered into a non-exclusive dealer manager agreement with Emerson Equity LLC (the “Dealer Manager”), a registered broker-dealer, for the sale of our Class A units through the Dealer Manager. The Dealer Manager will enter into participating dealer agreements and wholesale agreements with other broker-dealers, referred to as “selling group members,” to authorize those broker-dealers to solicit offers to purchase our Class A units. We will pay our Dealer Manager commissions of up to 0.25%, and the selling group members commissions ranging from 0.25% to 4.50%, of the principal amount of Class A unit sold in the Follow-on Offering. As of December 31, 2023, we have not sold any Class A units in connection with the Follow-on Offering.

In addition, the Follow-on Registration Statement constitutes a post-effective amendment to the registration statement on Form S-11, as amended (File No. 333-255424), registering the offer and sale of our ongoing initial public offering of up to $750,000,000 of our Class A units, declared effective by the SEC on September 30, 2021, of which $514,724,350 remained unsold as of December 31, 2023 (our “Primary Offering” and, together with our Follow-on Offering, our “Public Offerings”).

The purchase price for Class A units in the Public Offerings will be the lesser of (i) the current net asset value (the “NAV”) of our Class A units, and (ii) the average of the high and low sale prices of our Class A units on the NYSE American (the “NYSE”) during regular trading hours on the last trading day immediately preceding the investment date on which the NYSE was open for trading and trading in our Class A units occurred. Our Manager calculates our NAV within approximately 60 days of the last day of each quarter, and any adjustments take effect as of the first business day following its public announcement. On February 29, 2024, we announced that our NAV as of December 31, 2023 was equal to $100.88 per Class A unit.

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

Basis of Consolidation

The accompanying consolidated financial statements reflect all of our accounts, including those of our controlled subsidiaries. The portion of members’capital (deficit) in controlled subsidiaries that are not attributable, directly or indirectly, to us are presented in noncontrolling interests. All significant intercompany accounts and transactions have been eliminated.

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

The following table presents the financial data of the consolidated VIEs included in the consolidated balance sheets as of December 31, 2023 and 2022, respectively (amounts in thousands):

	December 31,
	2023	2022
Assets
Real estate
Land	$26,059	$24,967
Building and improvements	12,953	11,297
Intangible assets	6,816	6,725
Real estate under construction	290,627	133,773
Total Real estate	336,455	176,762
Accumulated depreciation and amortization	(2,161)	(672)
Real estate, net	334,294	176,090
Cash and cash equivalents	8,204	124,159
Other assets	7,841	11,773
Total assets	$350,339	$312,022

Liabilities
Debt, net	$19,678	$—
Due to affiliates	7,292	4,399
Lease liabilities	25	5,350
Accounts payable	12,374	1,679
Accrued expenses and other liabilities	8,595	6,064
Total liabilities	$47,964	$17,492

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and the accompanying notes to the consolidated financial statements. Actual results could materially differ from those estimates.

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

When we acquire leveraged properties, the fair value of the related debt instruments is determined using a discounted cash flow model with rates that take into account the credit of the tenants, where applicable, and interest rate risk. Such resulting premium or discount is amortized over the remaining term of the obligation and is included in Other expense in our consolidated statements of operations. We also consider the value of the underlying collateral taking into account the quality of the collateral, the credit quality of the tenant, the time until maturity and the current interest rate.

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

Impairment of Long-Lived Assets

We evaluate our tangible and identifiable intangible real estate assets for impairment when events such as delays or changes in development, declines in a property’s operating performance, deteriorating market conditions, or environmental or legal concerns bring recoverability of the carrying value of one or more assets into question. When qualitative factors indicate the possibility of impairment, the total undiscounted cash flows of the property, including proceeds from disposition, are compared to the net book value of the property. If the carrying value of the asset exceeds the undiscounted cash flows of the asset, an impairment loss is recorded in earnings to reduce the carrying value of the asset to fair value, calculated as the discounted net cash flows of the property. In circumstances where the highest and best use of a property is the fee simple value of vacant land, we compare book value of the property to the appraised value of the land. If the carrying value of the asset exceeds the appraised value of the land, an impairment loss is recorded to reduce the carrying value to the appraised value.

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

Derivative Instruments

Our derivative instruments are measured at fair value and are recorded as either assets or liabilities in our consolidated balance sheets depending on the pertinent rights or obligations under the applicable derivative contract. The derivative contracts that we may enter into are generally concurrent with obtaining floating rate debt and are intended to manage the economic risk of increases in benchmark interest rates. Our derivative instruments are not designated as hedges for accounting purposes, and therefore we account for changes in the fair value of the derivative instruments as either a gain or loss in the consolidated statements of operations.

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

Restricted Cash

Restricted cash consists of amounts required to be reserved pursuant to contractual obligations and lender agreements for debt service. The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within our consolidated balance sheets to our consolidated statements of cash flows (amounts in thousands):

	December 31,
	2023	2022
Cash and cash equivalents	$20,125	$143,467
Restricted cash (1)	3,460	1,500
Total cash and cash equivalents and restricted cash	$23,585	$144,967

(1)	Restricted cash is included within Other assets in our consolidated balance sheets.

Subscriptions Receivable

Subscriptions receivable consists of units that have been issued with subscriptions that have not yet settled. Subscriptions receivable are carried at cost which approximates fair value. As of December 31, 2023 and 2022, there was no subscriptions that had not yet settled.

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

Organization, Primary Offering and Other Operating Costs

Organization costs are expensed as incurred. Offering expenses include, without limitation, legal, accounting, printing, mailing and filing fees and expenses, fees and expenses of our escrow agent and transfer agent. Offering costs, when incurred, will be charged to members’ equity against the gross proceeds of an offering. Our Primary Offering costs for the years ended December 31, 2023, and 2022, were $0.4 million, and $0.6 million, respectively. We became liable to reimburse our Manager and its affiliates, including our Sponsor, when the first closing was held in connection with our Primary Offering, which occurred in October 2021.

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

Risks and Uncertainties

Demand for multifamily and mixed-use rental properties is subject to uncertainty as a result of a number of factors, including, among others, increasing interest rates, the availability of credit, higher rates of inflation, the rate of unemployment, and ongoing supply chain disruptions. The potential effect of these and other factors presents material uncertainty and risk with respect to our future performance and financial results, including the potential to negatively impact our costs of operations, our financing arrangements, the value of our investments, and the laws, regulations, and government and regulatory policies applicable to us. We are closely monitoring the potential impact of these and other factors on all aspects of our investments and operations.

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024, and requires single reporting entities to comply with the expanded reportable segment disclosures outlined in the ASU. The expanded reportable segment disclosures are intended to enhance certain disclosures surrounding significant segment expenses. We are currently evaluating the impact of the new standard on our consolidated financial statements.

Recently Adopted Accounting Pronouncements

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

We adopted ASU 2016-13 on January 1, 2023 using the modified retrospective method. The adoption of this standard did not have a material impact on our consolidated financial statements, and no cumulative-effect adjustment was recorded to retained earnings.

Note 3 – Leases

Lessor Accounting

We own rental properties which are leased to tenants under operating leases with current expirations ranging from 2024 to 2040, with options to extend or terminate the leases. Revenues from such leases are reported as Rental revenue in our consolidated statements of operations, and are comprised of (i) lease components, which includes fixed and variable lease payments and (ii) non-lease components which includes reimbursements of property level operating expenses. We do not separate non-lease components from the related lease components as the timing and pattern of transfer are the same and account for the combined component.

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

The following table summarizes the components of lease revenues (amounts in thousands):

	Years Ended December 31,
	2023	2022
Fixed lease revenues	$1,019	$878
Variable lease revenues (1)	415	282
Lease revenues (2) (3)	$1,434	$1,160

(1)	Includes reimbursements for property taxes, insurance, and common area maintenance services.
(2)	Excludes lease intangible amortization of $0.8 million, and $0.3 million, for the years ended December 31, 2023, and 2022, respectively.
(3)	Excludes straight-line rent of less than $0.1 million for the years ended December 31, 2023, and 2022, respectively.

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

We assess the collectability of substantially all lease payments due by reviewing a tenant’s payment history or financial condition. Changes to collectability are recognized as a current period adjustment to rental revenue. We have assessed the collectability of all recorded lease revenues as probable as of December 31, 2023.

Minimum Future Lease Payments

The following table summarizes the minimum future contractual rents to be received (exclusive of expenses paid by tenants, and percentage of sales rents) on non-cancellable operating leases as of December 31, 2023 (amounts in thousands):

For the year ended December 31,
2024	$931
2025	1,198
2026	1,103
2027	1,087
2028	1,108
Thereafter	11,030
Total (1)	$16,457

(1)	Excludes $0.1 million of straight-line rent and $1.3 million of lease intangible amortization.

We assess the collectability of unbilled rent receivable balances by reviewing a tenant’s payment history and financial condition. We have assessed the collectability of all unbilled rent receivable balances as probable as of December 31, 2023.

Lessee Accounting

Ground Lease

As further described in Note 5 – Real Estate, Net, on August 24, 2023, through an indirect majority-owned subsidiary of our Operating Company, we purchased land located in Sarasota, Florida, which we previously leased. Therefore, there is no longer a right of use (“ROU”) asset or lease liabilities in our consolidated balance sheets as of December 31, 2023. As of December 31, 2022, we were a lessee under the aforementioned ground lease which was classified as a financing lease. Accordingly, a finance lease liability of $5.0 million is included in Lease liabilities in our consolidated balance sheets as of December 31, 2022, which represented our obligation to make payments under this ground lease, and a ROU asset of $5.0 million is included in Other assets in our consolidated balance sheets as of December 31, 2022, which represented our right to use the underlying asset during the lease term. During the years ended December 31, 2023, and 2022 we capitalized $0.3 million and $0.3 million, respectively, of ground rent expense related to this ground lease on one of our development investments, which is included in Real estate under construction in our consolidated balance sheets.

There are no operating leases for which we are the lessee; therefore, there are no related ROU assets or lease liabilities in our consolidated balance sheets as of December 31, 2023 and 2022.

Note 4 – Related Party Arrangements

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

Our Transaction with Belpointe Development Holding, LLC

On October 30, 2023, we borrowed $1.5 million from Belpointe Development Holding, LLC, an entity in which certain immediate family members of our Chief Executive Officer have a passive indirect minority beneficial ownership interest, pursuant to the terms of an unsecured promissory note (the “BDH Note”). The BDH Note was due and payable on March 31, 2024 and interest accrued on the BDH Note at an annual rate of 4.5%. The proceeds of the loan were used for general corporate purposes. On December 29, 2023, the BDH Note, including accrued interest of less than $0.1 million, was repaid in full.

Our Transaction with Lacoff Holding II, LLC

On December 29, 2023, we borrowed $4.0 million from Lacoff Holding II LLC, an affiliate of our Chief Executive Officer, pursuant to the terms of a promissory note (the “LH II Loan”). The LH II Loan is due and payable on April 1, 2024 and interest accrues on the LH II Note at an annual rate of 5.26%. The proceeds of the loan were used for general corporate purposes.

Joint Ventures

During the years ended December 31, 2023 and 2022, less than $0.1 million, and $0.3 million, respectively, of noncontrolling interest contributions were made by affiliates of our Sponsor representing their 0.1% ownership in various investments. These noncontrolling interests will be allocated profit and loss in accordance with the respective operating agreements.

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

The following table summarizes the fees incurred on our behalf by, and expenses reimbursable to, our Manager and its affiliates, including our Sponsor, in accordance with the terms of our relevant agreements with such parties (amounts in thousands):

	Years Ended December 31,
	2023	2022
Amounts included in the Consolidated Statements of Operations
Costs incurred by our Manager and its affiliates (1)	$3,050	$2,349
Management fees (2)	2,693	2,583
Insurance (3)	449	419
Director compensation	80	80
	$6,272	$5,431

Capitalized costs included in the Consolidated Balance Sheets
Development fee and reimbursements	$7,324	$5,649
Insurance (3)	2,160	1,631
	$9,484	$7,280

(1)	Includes wage, overhead and other reimbursements to our Manager and its affiliates, including our Sponsor, which are included in General and administrative in our consolidated statements of operations.

(2)	Included in Property expenses in our consolidated statements of operations.

(3)	Our insurance premiums are prepaid and are included in Other assets in our consolidated balance sheets and are amortized monthly to either Property expenses in our consolidated statements of operations or Real estate under construction in our consolidated balance sheets.

The following table summarizes amounts included in Due to affiliates in our consolidated balance sheets (amounts in thousands):

	December 31,
	2023	2022
Amounts Due to affiliates
Development fees	$6,129	$4,256
Employee cost sharing and reimbursements (1)	2,856	866
Management fees	1,365	661
Director compensation	20	20
	$10,370	$5,803

(1)	Includes wage, overhead and other reimbursements to our Manager and its affiliates, including our Sponsor.

Public Offering Expenses

Our Manager and its affiliates, including our Sponsor, are reimbursed, for organizational and offering expenses incurred in connection with our Public Offerings. We became liable to reimburse our Manager and its affiliates, including our Sponsor, when the first closing was held in connection with our Primary Offering, which occurred in October 2021.

There were no organizational or Primary Offering expenses incurred by our Manager and its affiliates during the years ended December 31, 2023 and 2022.

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

Pursuant to the terms of an employee and cost sharing agreement between us, our Operating Companies, our Manager and our Sponsor, we reimburse our Sponsor and our Manager for expenses incurred for our allocable share of the salaries, benefits and overhead of personnel providing services to us. During the years ended December 31, 2023, and 2022, our Manager and its affiliates, including our Sponsor, incurred operating expenses of $2.9 million and $2.9 million, respectively, on our behalf. The expenses are payable, at the election of the recipient, in cash, by issuance of our Class A units at the then-current NAV, or through some combination of the foregoing. As of December 31, 2023, all expenses incurred since inception have been paid in cash.

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

In connection with our acquisition of several parcels, comprising 1.6-acres of land, located in St. Petersburg, Florida, in October 2020, and our acquisition of 900 8th Avenue South (as defined and described in greater detail in “Note 5 – Real Estate, Net”), a development fee of 4.5% of total project costs will be charged throughout the course of each project, of which one half was due at the close of each acquisition.

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

During the years ended December 31, 2023, and 2022, we incurred development fees earned during the construction phase of $5.9 million, and $4.3 million, respectively. As of December 31, 2023 and 2022, $6.1 million and $4.3 million, respectively, remained due and payable to our affiliates for development fees.

During the years ended December 31, 2023, and 2022, we incurred employee reimbursement expenditures to our affiliates acting as development managers of $1.6 million, and $1.5 million, respectively, of which $1.2 million, and $1.3 million, respectively, is included in Real estate under construction in our consolidated balance sheets, and $0.4 million, $0.2 million, respectively, is included in General and administrative expenses in our consolidated statements of operations. As of December 31, 2023 and 2022, $1.3 million and $0.3 million, respectively, remained due and payable to our affiliates for employee reimbursement expenditures.

On April 25, 2023, each of the indirect majority-owned subsidiaries for our Nashville investments entered into development management agreements with certain development entities in which immediate family members of our Chief Executive Officer have a passive indirect minority beneficial ownership interest (collectively, the “Nashville DMAs”). The aggregate development fees payable under the Nashville DMAs are equal to 55% of 4.5% of the development budget or hard costs, as applicable. During the year ended December 31, 2023, we incurred $0.4 million of development fees related to the Nashville DMAs, which were capitalized to Real estate under construction in our consolidated balance sheets, with the remaining development fees payable upon our achieving various milestones throughout the development of our Nashville investments. As of December 31, 2023, $0.4 million in development fees related to the Nashville DMAs remained outstanding and payable.

Acquisition Fees

We will pay our Manager, Sponsor, or an affiliate of our Manager or Sponsor, an acquisition fee equal to 1.5% of the total value of any acquisition transaction, including any acquisition through merger with another entity (but excluding any transactions in which our Sponsor, or an affiliate of our Manager or Sponsor, would otherwise receive a development fee). We did not incur any acquisition fees during the years ended December 31, 2023 and 2022, since all investments acquired during these periods were, or will be, subject to payment of development fees.

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

During the years ended December 31, 2023, and 2022, we obtained insurance coverage and paid premiums in the aggregate amount of $2.6 million, and $4.8 million, respectively, from which Belpointe Specialty Insurance earned commissions and administrative fees of $0.2 million, and $0.5 million, respectively. Insurance premiums are prepaid and are included in Other assets in our consolidated balance sheets.

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

Note 5 – Real Estate, Net

Acquisitions of Real Estate During 2023

On June 28, 2022, through an indirect majority-owned subsidiary of our Operating Company, we acquired a 70.2% controlling interest (the “CMC Interest”) in CMC Storrs SPV, LLC (“CMC”), a holding company for an approximately 60-acre site located in Mansfield, Connecticut. As part of the transaction, two unaffiliated joint venture partners (the “CMC JV Partners”) were deemed to have made initial capital contributions to CMC. Following our acquisition of the CMC Interest, we discovered that one of the CMC JV Partners had misappropriated cash from the other’s cash account. Accordingly, the CMC JV Partner forfeited $1.0 million, or 29.8%, of their noncontrolling interest in CMC on March 24, 2023 (a non-cash financing activity during the year ended December 31, 2023). As a result of the forfeiture, we indirectly own a 100% controlling interest in CMC.

On August 24, 2023, through an indirect majority-owned subsidiary of our Operating Company, we acquired land located in Sarasota, Florida, that was previously subject to a ground lease (See Note 3 – Leases for additional information) for a purchase price of $4.9 million, inclusive of transaction costs of $0.1 million. We accounted for the transaction as an asset acquisition. As the acquired land is being held for development, the total purchase price was allocated to Real estate under construction on the consolidated balance sheets as of December 31, 2023.

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

On June 28, 2022, through an indirect majority-owned subsidiary of our Operating Company, we acquired a 70.2% controlling interest (the “CMC Interest”) in CMC Storrs SPV, LLC (“CMC”), a holding company for an approximately 60-acre site located in Mansfield, Connecticut, for an initial capital contribution of $3.8 million. As part of the transaction two unaffiliated joint venture partners (the “CMC JV Partners”) were deemed to have made a combined initial capital contribution of $3.1 million (a non-cash financing activity during the year ended December 31, 2022). Following our acquisition of the CMC Interest, we discovered that one of the CMC JV Partners had misappropriated cash from the other CMC JV Partner’s cash account resulting in the loss of $0.4 million included in Other expense in the accompanying consolidated statement of operations for the year ended December 31, 2022. The CMC JV Partner agreed to forfeit its interest in CMC as of March 24, 2023. Our acquisition of the CMC Interest was deemed to be an asset acquisition and all direct transaction costs were capitalized. All related assets and liabilities, including identifiable intangibles, were recorded at their relative fair values based on the purchase price and acquisition costs incurred. As a result of our controlling financial interest, we consolidate this development project. The purchase price was allocated as follows (amounts in thousands):

As of June 28, 2022
Assets
Real estate
Intangible asset	$424
Real estate under construction	4,633
Total real estate	5,057
Accumulated depreciation and amortization	—
Real estate, net	5,057
Cash and cash equivalents	87
Other assets (1)	2,105
Total assets	$7,249

Liabilities
Accounts payable	$363
Accrued expenses and other liabilities	16
Total liabilities	$379

Amounts attributable to noncontrolling interests (2)	$3,100

Total net assets	$3,770

(1)	Includes restricted cash of $1.4 million.

(2)	Represents a non-cash financing activity during the year ended December 31, 2022.

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

Real Estate Under Construction

The following table provides the activity of our Real estate under construction (amounts in thousands):

	December 31,
	2023	2022
Beginning balance	$133,898	$76,882
Capitalized costs (1) (2)	155,969	45,907
Land held for development (3)	4,936	10,958
Impairment charges (4)	(4,060)	—
Capitalized interest	387	151
	$291,130	$133,898

(1)	Includes development fees and employee reimbursement expenditures. See “Note 4 – Related Party Agreements” for additional details regarding our transactions with related parties.

(2)	Includes direct and indirect project costs to the construction and development of real estate projects, including but not limited to loan fees, property taxes and insurance, incurred of $3.4 million and $2.2 million for the years ended December 31, 2023 and 2022, respectively.

(3)	Includes the acquisition of land located in Sarasota, Florida during the year ended December 31, 2023 as discussed above. Additionally, includes ground lease payments and straight-line rent adjustments incurred of $0.1 million and $0.8 million for the years ended December 31, 2023 and 2022, respectively.

(4)	During the year ended December 31, 2023, we recorded impairment charges of $4.1 million in relation to one of our real estate assets located in Nashville, Tennessee, based on our conclusion that the estimated fair market value of the real estate asset was lower than the carrying value, and as a result, we reduced the carrying value to the estimated fair market value.

Real estate under construction includes non-cash investing activity of $27.6 million for year ended December 31, 2023 (inclusive of unpaid development fees of $6.1 million and unpaid employee cost sharing and reimbursements of $1.3 million) and $13.9 million for the year ended December 31, 2022 (inclusive of land contributed by one of the CMC JV partners, unpaid development fees of $4.3 million and unpaid employee cost sharing and reimbursements of $0.3 million).

Depreciation expense was $0.8 million, and $0.7 million for the years ended December 31, 2023, and 2022, respectively, and is included in Depreciation and amortization in our consolidated statements of operations.

Note 6 – Intangible Assets and Liabilities

The following table summarizes our intangible assets and liabilities (amounts in thousands):

	December 31,
	2023			2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
In-place leases	$3,513	$(1,699)	$1,814	$3,836	$(791)	$3,045
Indefinite-Lived Intangible Assets
Development rights	5,659	—	5,659	5,659	—	5,659
Total intangible assets	$9,172	$(1,699)	$7,473	$9,495	$(791)	$8,704

Finite-Lived Intangible Liabilities
Below-market leases	$(2,100)	$776	$(1,324)	$(2,517)	$411	$(2,106)
Total intangible liabilities	$(2,100)	$776	$(1,324)	$(2,517)	$411	$(2,106)

In-place lease intangible assets recorded for acquisitions of real estate during 2022, noted above, are included in Intangible assets in our consolidated balance sheets and are being amortized over a weighted average lease term of approximately 1.1 years. See “Note 5 – Real Estate, Net” for additional details regarding our acquisitions of real estate during 2022.

During the years ended December 31, 2023, and 2022, the amortization of in-place lease intangible assets was $1.2 million, and $0.6 million, respectively, and is included in Depreciation and amortization in our consolidated statements of operations.

The below-market lease liabilities recorded for acquisitions of real estate during 2022, noted above, are included in Lease liabilities in our consolidated balance sheets and are being amortized over a weighted average lease term of approximately 1.0 years. See “Note 5 – Real Estate, Net” for additional details regarding our acquisitions of real estate during 2022.

During the years ended December 31, 2023, and 2022, the amortization of below-market lease liability was $0.8 million and $0.3 million, respectively, and is included in Rental revenue in our consolidated statements of operations.

Based on the intangible assets and liabilities recorded as of December 31, 2023, scheduled annual net amortization of intangibles for the next five calendar years and thereafter is as follows (in thousands):

Years Ending December 31,	Increase in Rental Revenue	Increase to Amortization	Net
2024	$(98)	$130	$32
2025	(80)	114	34
2026	(80)	114	34
2027	(80)	114	34
2028	(80)	114	34
Thereafter	(906)	1,228	322
	$(1,324)	$1,814	$490

Note 7 – Loans Receivable

As described in greater detail in “Note 4 - Related Party Arrangements”, pursuant to the terms of the BI Secured Note, Belpointe REIT provided BI Holding with a $24.8 million loan, bearing interest at an annual rate of 5.0% and due and payable at maturity on September 14, 2022. Effective November 30, 2021, we acquired the 1991 Main Interest from BI Holding in consideration of its payment to us of $0.3 million in interest that had accrued under the terms of the BI Secured Note through November 30, 2021, and in satisfaction of its remaining obligations under the BI Secured Note.

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

On January 3, 2022, we provided a $30.0 million commercial mortgage loan to Norpointe, LLC (“Norpointe”) an affiliate of our Chief Executive Officer, pursuant to the terms of a secured promissory note bearing interest at an annual rate of 5.0%, was due and payable on December 31, 2022 (the “Norpointe Loan”). On June 28, 2022, for purposes of complying with the qualified opportunity fund requirements under the Internal Revenue Code of 1986, as amended (the “Code”), and related Treasury Regulations, we restructured the Norpointe Loan through an indirect majority owned subsidiary (the “Restructured Norpointe Loan”). The Restructured Norpointe Loan was evidenced by a secured promissory note bearing interest at an annual rate of 5.0%, due and payable on June 28, 2023. On December 13, 2022, the Restructured Norpointe Loan was repaid in full, including accrued interest of less than $0.1 million. See “Note 4 – Related Party Arrangements” for additional details regarding our transactions with Norpointe.

On February 23, 2022, we provided an approximately $5.0 million commercial mortgage loan to Visco Propco, LLC (“Visco”) pursuant to the terms of a secured promissory note bearing interest at an annual rate of 6.0%, due and payable on February 18, 2023 (the “Visco Loan”).On December 2, 2022, the Visco Loan was repaid in full, including accrued interest of $0.2 million.

Interest income from loans receivable was zero, and $1.8 million, for the years ended December 31, 2023, and 2022, respectively, and is included in Interest income in our consolidated statements of operations.

Note 8 – Debt, Net

On May 12, 2023, our indirect majority-owned subsidiary (the “Mortgage Borrower”) entered into a variable-rate construction loan agreement (the “1991 Main Construction Loan Agreement”) for up to $130.0 million in principal amount (the “1991 Main Construction Loan”) with Bank OZK (the “Mortgage Lender”), which is secured by our investment in 1991 Main Street, Sarasota, Florida (“1991 Main”). Advances under the 1991 Main Construction Loan bear interest at a per annum rate equal to the one-month term SOFR plus 3.45%, subject to a minimum all-in per annum rate of 8.51%, and will be used to fund the development of 1991 Main. The 1991 Main Construction Loan has an initial maturity date of May 12, 2027 and contains a one-year extension option, subject to certain restrictions. As of December 31, 2023, we have drawn down $23.1 million on the 1991 Main Construction Loan, and have incurred interest expense of $0.1 million which was capitalized to Real estate under construction in our consolidated balance sheets. We incurred deferred financing costs of $4.0 million (inclusive of debt discount of $1.4 million) for the 1991 Main Construction Loan which are reflected as a component of Debt, net in our consolidated balance sheets as of December 31, 2023. During the construction period, the deferred financing costs are amortized to Real estate under construction in our consolidated balance sheets. As of December 31, 2023, the accumulated amortization for deferred financing costs was $0.6 million.

In connection with the 1991 Main Construction Loan, we provided a carveout guaranty to the Lender (the “Guaranty”) pursuant to which we guaranteed the Borrower’s obligations to the Lender with respect to certain non-recourse carveout events, such as “bad acts,” environmental conditions, and violations of certain provisions of the loan documents. The Guaranty contains financial covenants requiring that we maintain liquid assets of no less than $20.0 million and a net worth of no less than $130.0 million. As of December 31, 2023, the Company was in compliance with all covenants under the Guaranty.

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

We estimated that our other financial assets and liabilities had fair values that approximated their carrying values as of December 31, 2023 and 2022.

Recurring Fair Value Measurements

Assets measured at fair value on a recurring basis is comprised of our interest rate cap (see Note 10 – Derivative Instruments). The valuation of our interest rate cap is prepared by an independent third-party and is classified as Level 2 in the fair value hierarchy, as the valuation is approximated using market values of similar instruments in active markets.

Note 10 – Derivative Instruments

The 1991 Main Construction Loan Agreement required the Borrower to enter into an interest rate cap agreement with a one-month SOFR rate based strike price of 5.07% (the “1991 Main Interest Rate Cap”). The notional amount of the 1991 Main Interest Rate Cap increases in accordance with the schedule set forth in the interest rate cap agreement up to a maximum notional amount of $112.5 million.

The following table details our derivative financial instrument as of December 31, 2023 (amounts in thousands):

Interest Rate Derivative	Notional Amount	Strike	Maturity Date	Fair Value (1)
1991 Main Interest Rate Cap	$72,218	5.07%	July 2024	$93

(1)	Included in Other assets in our consolidated balance sheets.

The following table details the effect of our derivative financial instrument on our consolidated statement of operations for the year ended December 31, 2023 (amounts in thousands):

Interest Rate Derivative	Location of Gain (Loss)	Amount
1991 Main Interest Rate Cap	Other expense	$(66)

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

For the years ended December 31, 2023, and 2022, we issued 98,950, and 141,300, respectively, Class A units. As of December 31, 2023, there were 3,622,399 Class A units, 100,000 Class B units and one Class M unit issued and outstanding. As of December 31, 2022, there were 3,523,449 Class A units, 100,000 Class B units and one Class M unit issued and outstanding.

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

Basic and Diluted Loss Per Class A Unit

For the years ended December 31, 2023, and 2022, the basic and diluted weighted-average units outstanding were 3,553,319, and 3,416,527, respectively. For the years ended December 31, 2023, and 2022, net loss attributable to our Class A units was $14.4 million, and $7.7 million, respectively, and the loss per basic and diluted unit was $4.04, and $2.25, respectively.

Note 12 – Commitments and Contingencies

As of December 31, 2023, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

In connection with the development of our commercial real estate assets, we have entered into separate construction management agreements for each asset which contain terms and conditions that are customary for the related scope of work. As of December 31, 2023, we have two development projects with an aggregate unfunded commitment of $102.1 million. As of December 31, 2023, $19.2 million, inclusive of retainage of $12.2 million, is outstanding and payable in connection with these developments.

Note 13 – Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring after the balance sheet date through the date the audited consolidated financial statements were issued require potential adjustment to or disclosure in the audited consolidated financial statements and has concluded that, except as set forth below and disclosed herein, all such events or transactions that would require recognition or disclosure have been recognized or disclosed.

Mezzanine Loan Agreement

On January 31, 2024, our indirect majority-owned subsidiary (the “Mezzanine Borrower”) entered into a mezzanine loan agreement, for up to $56.4 million in principal amount (the “1991 Main Mezzanine Loan”) with Southern Realty Trust Holdings, LLC (the “Mezzanine Lender”). The 1991 Main Mezzanine Loan bears interest at a rate of 13.0% per annum and is secured by our investment in 1991 Main. Advances under the 1991 Main Mezzanine Loan may be used to reimburse us for certain costs and expenses incurred in relation to, and to fund the continued development of, 1991 Main. The 1991 Main Mezzanine Loan has an initial maturity date of May 12, 2027 and contains a one-year extension option, subject to certain restrictions.

In connection with the 1991 Main Mezzanine Loan, we are required to maintain an interest reserve and carry reserve for purposes of paying accrued but unpaid interest on the 1991 Main Mezzanine Loan and interest, principal and other obligations under the 1991 Main Construction Loan (the “Reserves”). We also provided the Mezzanine Lender with (i) a completion guaranty, which, among other things, guarantees completion of the work on 1991 Main, and (ii) a carveout guaranty, which, among other things, indemnifies the Mezzanine Lender for losses resulting from certain “bad acts,” insolvency, environmental conditions, violations of the terms of the 1991 Main Mezzanine Loan and certain provisions of the 1991 Main Construction Loan Agreement (collectively, the “Mezzanine Guarantees”). Similar to the Carveout Guaranty, we provided to the Mortgage Lender, the Mezzanine Guarantees contain financial covenants requiring that we maintain liquid assets of no less than $20.0 million and a net worth of no less than $130.0 million. Cash proceeds from the 1991 Main Mezzanine Loan totaled $39.8 million, after the Reserves of $15.0 million were held back at closing, and incurring closing costs of $1.6 million.

Related Party

On February 8 2024, the LH II Loan was repaid in full, including accrued interest (see Note 4 – Related Party Arrangements).

Other

Through the date of this Form 10-K, we drew down $17.0 million on the 1991 Main Construction Loan.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated, as of the end of the period covered by this Form 10-K, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management has determined that our internal control over financial reporting as of December 31, 2023 was effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

During the three months ended December 31, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act).

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

Executive Officers and Directors

The following table sets forth information about our executive officers and directors as of the date of this Form 10-K:

Name	Age	Position
Brandon E. Lacoff	49	Chairman of the Board and Chief Executive Officer
Martin Lacoff	76	Director, Chief Strategic Officer and Principal Financial Officer
Dean Drulias	77	Independent Director
Timothy Oberweger	49	Independent Director
Shawn Orser	49	Independent Director
Ronald Young Jr.	49	Independent Director

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

Our audit committee is comprised of Timothy Oberweger, Shawn Orser and Ronald Young Jr. The chair of our audit committee is Shawn Orser. Our Board has determined that each member of our audit committee satisfies the independence standards under Rule 10A-3 promulgated under the Exchange Act and the NYSE American listing standards. The audit committee has a charter that is available on our website, www.belpointeoz.com, under the “Investors” section.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who beneficially own more than ten percent of our Class A units to file initial reports of ownership and reports of changes in ownership with the SEC and furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us or written representations from such persons that they were not required to file a Form 5 to report previously unreported ownership or changes in ownership, we believe that, with respect to the year ended December 31, 2023, such persons complied with all such filing requirements.

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

Non-Employee Director Compensation

We commenced principal operations on October 28, 2020. For the year ended December 31, 2023, each of our non-employee directors received $20,000 in cash compensation for their service as directors. Going forward, we intend to establish a policy to compensate each of our non-employee directors on an annual basis paid in quarterly installments in arrears, which compensation may, in the sole discretion of our Board, be paid to members in the form of cash or equity, or a combination of both cash and equity. We also intend to adopt a unit ownership policy for our non-employee directors in order to better align our non-employee directors’ financial interests with those of our unitholders by requiring non-employee directors to own a minimum level of our Class A units.

We do not pay our directors additional fees for attending board meetings, but we reimburse each of our directors for reasonable out-of-pocket expenses incurred in connection with attending board and committee meetings (including, but not limited to, airfare, hotel and food). For the year ended December 31, 2023, all of our Board and committee meetings have been held virtually and our directors did not incur any expenses in connection with attending board or committee meetings.

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

As of March 22, 2024, there were 3,631,703 Class A units issued and outstanding, 100,000 Class B units issued and outstanding and one Class M unit issued and outstanding.

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

	Class A units Beneficially Owned		Class B units Beneficially Owned		Class M units Beneficially Owned
Name of Beneficial Owner	Number	Percent	Number	Percent	Number	Percent
Directors and Officers
Brandon E. Lacoff (1)(2)	207	*	100,000	100%	1	100%
Martin Lacoff (3)	12	*	—	—%	—	—%
All directors and officers as a group	219	*	100,000	100%	1	100%

5% Unitholders
Empirical Financial Services, LLC. d.b.a. Empirical Wealth Management (4)	275,137	8%	—	—%	—	—%
Belpointe PREP Manager, LLC (2)	—	—%	100,000	100%	—	100%

*	Represents less than 1%

(1)	Belpointe, LLC, our Sponsor, owns 206 Class A units and Belpointe Capital Management, LLC (“BCM”), an affiliate of our Sponsor, owns one Class A unit. Brandon E. Lacoff, the manager of our Sponsor and BCM, may be deemed to share voting and dispositive power with respect to the Class A units held by our Sponsor and BCM.

(2)	Belpointe PREP Manager, LLC, our Manager, owns 100,000 Class B units and one Class M unit, and Brandon E. Lacoff, the manager of our Manager, may be deemed to share voting and dispositive power with respect to the Class B units and Class M unit held by our Manager.

(3)	M&C Partners III, owns 12 Class A units and Martin Lacoff and his spouse share voting and dispositive power with respect to the Class A Units.

(4)	Based on information contained in a Schedule 13G/A filed with the SEC by Empirical Financial Services, LLC. d.b.a. Empirical Wealth Management (“Empirical”) on February 8, 2024. According to the Schedule 13G/A, as of December 31, 2023, Empirical had sole power to vote or direct the vote of 275,137 of our Class A units beneficially owned and sole power to dispose of or direct the disposition of 266,090 of our Class A units beneficially owned. The address of Empirical’s principal business office is 1420 5th Avenue, Suite 3150, Seattle, Washington 98101. The Schedule 13G/A provides information only as of December 31, 2023 and, consequently, the beneficial ownership of Empirical may have changed between December 31, 2023 and the filing date of this Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following describes all transactions during the year ended December 31, 2023 and all currently proposed transactions involving us, our executive officers, directors, Manager, Sponsor and any of their respective affiliates.

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

Our Transaction with Belpointe Development Holding, LLC

On October 30, 2023, we borrowed $1.5 million from Belpointe Development Holding, LLC, an entity in which certain immediate family members of our Chief Executive Officer have a passive indirect minority beneficial ownership interest, pursuant to the terms of an unsecured promissory note (the “BDH Note”). The BDH Note was due and payable on March 31, 2024 and interest accrued on the BDH Note at an annual rate of 4.5%. The proceeds of the loan were used for general corporate purposes. On December 29, 2023, the BDH Note, including accrued interest of less than $0.1 million, was repaid in full.

Our Transaction with Lacoff Holding II, LLC

On December 29, 2023, we borrowed $4.0 million from Lacoff Holding II LLC, an affiliate of our Chief Executive Officer, pursuant to the terms of a promissory note secured by a first mortgage lien on certain property owned by subsidiaries of the Company (the “LH II Loan”). The LH II Loan is due and payable on April 1, 2024 and interest accrues on the LH II Note at an annual rate of 5.26%. The proceeds of the loan were used for general corporate purposes. On February 8 2024, the LH II Loan was repaid in full, including accrued interest.

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

Management Fee, Class B Units and Expense Reimbursement

As compensation for its services under the Management Agreement, we pay our Manager a quarterly management fee at an annualized rate of 0.75%. The management fee is based on our NAV at the end of each fiscal quarter. During the years ended December 31, 2023, and 2022, we incurred management fees due to our Manager of $2.7 million and $2.6 million, respectively.

As additional compensation for its services under the Management Agreement, we issued our Manager 100,000 Class B units, representing all of our issued and outstanding Class B units. The Class B units entitle our Manager to 5% of any gain recognized by or distributed to us or recognized by or distributed from our Operating Companies or any subsidiary. As a result, any time we recognize an operating gain (excluding depreciation) or receive a distribution, whether from continuing operations, net sale proceeds, refinancing transactions or otherwise, our Manager is entitled to receive 5% of the aggregate amount of such gain or distribution, regardless of whether the holders of our Class A units have received a return of their capital. The allocation and distribution rights that our Manager is entitled to with respect to its Class B units may not be amended, altered or repealed, and the number of authorized Class B Units may not be increased or decreased, without the consent of our Manager. During the years ended December 31, 2023 and 2022, we did not make any Class B unit allocations or distributions to our Manager.

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

During the years ended December 31, 2023, and 2022, our Manager and its affiliates, including our Sponsor, incurred $2.9 million, and $2.9 million, respectively, for fees and expenses on our behalf.

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

During the both years ended December 31, 2023, and 2022, our Sponsor and its affiliates incurred $1.8 million for fees, expenses and employment costs on our behalf.

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

During the year ended December 31, 2023, we incurred $5.9 million for development fees, and we incurred $1.7 million for employee reimbursement expenditures relating to projects under development. During the year ended December 31, 2022, we incurred $4.3 million for development fees, and we incurred $1.5 million for employee reimbursement expenditures relating to projects under development.

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

Item 14. Principal Accountant Fees and Services

The following table sets forth the aggregate fees for professional services provided by our independent registered public accounting firm, Citrin Cooperman & Company, LLP, for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Audit fees (1)	$138,685	$134,575
Tax fees (2)	—	—
Total	$138,685	$134,575

(1)	Audit fees consist of fees for services related to the annual audit of our fiscal 2023 and 2022 consolidated financial statements, reviews of our interim unaudited consolidated financial statements, and services that are normally provided in connection with statutory and regulatory filings and engagements.

(2)	Tax fees consist of fees for professional services rendered during 2023 for 2022 state and federal tax compliance.

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

(3) Exhibits: The following exhibits are filed with this Form 10-K:

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of April 21, 2021, by and among Belpointe PREP, LLC, BREIT Merger, LLC and Belpointe REIT, Inc.	S-11	333-255424	2.1	September 30, 2021
3.1	Certificate of Formation.	S-11	333-255424	3.1	September 30, 2021
3.2	Amended and Restated Limited Liability Company Operating Agreement.	S-11	333-255424	3.2	September 30, 2021
4.1	Subscription Agreement (included in Appendix B).	S-11	333-255424	4.1	September 30, 2021
10.1	Management Agreement, effective as of October 28, 2020, by and among Belpointe PREP, LLC, Belpointe PREP OC, LLC, Belpointe PREP TN OC, LLC, Belpointe PREP Manager, LLC and Belpointe LLC.	S-11	333-255424	10.1	September 30, 2021
10.2	Employee and Cost Sharing Agreement, effective as of October 28, 2020, by and among Belpointe PREP, LLC, Belpointe PREP OC, LLC, Belpointe PREP TN OC, LLC and Belpointe PREP Manager, LLC.	S-11	333-255424	10.2	September 30, 2021
10.3	Promissory Note, dated January 3, 2022.	8-K	001-40911	10.12	January 6, 2022
10.4	Mortgage Deed and Security Agreement, dated January 3, 2022.	8-K	001-40911	10.13	January 6, 2022
10.5*	Promissory Note (Mezzanine Loan), dated as of January 31, 2024.
21*	Subsidiaries of Registrant.
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Belpointe PREP, LLC Clawback Policy.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
*	Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) or the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2024

Belpointe PREP, LLC

By:	/s/ Brandon E. Lacoff
Brandon E. Lacoff
Chairman of the Board and Chief Executive Officer

By:	/s/ Martin Lacoff
Martin Lacoff
Director, Chief Strategic Officer, Principal Financial Officer and Principal Accounting Officer

