Form 10-Q
period 2024-03-31
Belpointe PREP, LLC
filed 2024-05-14
CIK 1807046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____to____

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

Yes ☐ No ☒

As of May 10, 2024, the registrant had 3,631,703 Class A units, 100,000 Class B units and one Class M unit outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect the current views of Belpointe PREP, LLC, a Delaware limited liability company (together with its subsidiaries, the “Company,” “we,” “us,” or “our”) with respect to, among other things, our future results of operations and financial performance. In some cases, you can identify forward-looking statements by words such as “anticipate,” “approximately,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” and “would” or the negative version of these words or other comparable words or statements that do not relate strictly to historical or factual matters. By their nature, forward-looking statements speak only as of the date they are made, are not statements of historical fact or guarantees of future performance and are subject to risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify, including those risks described under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, a copy of which may be accessed here, and, in particular due to changes with respect to borrowing costs as a result of interest rates and other factors, our ability to raise capital and access debt financing to continue to execute on our investment strategy, inflation, changes in the availability and price of insurance coverage, construction delays, delays in the lease-up and stabilization of our multifamily properties, fluctuations in occupancy rates and market rents as a result of competition, local economic factors and other market conditions beyond our control, changes in landlord-tenant laws in the markets in which we operate and the projected impact of such factors on our business, financial performance and operating results. Our expectations, beliefs and projections are expressed in good faith, and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will result or be achieved, and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Belpointe PREP, LLC

Consolidated Balance Sheets

(in thousands, except unit and per unit data)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Real estate
Land	$38,741	$38,741
Building and improvements	17,939	17,939
Intangible assets	9,172	9,172
Real estate under construction	337,737	291,130
Total real estate	403,589	356,982
Accumulated depreciation and amortization	(3,681)	(3,441)
Real estate, net	399,908	353,541
Cash and cash equivalents	29,205	20,125
Other assets	21,807	8,451
Total assets	$450,920	$382,117

Liabilities
Debt, net	$86,922	$19,678
Short-term loan from affiliate	—	4,000
Due to affiliates	9,177	10,370
Lease liabilities	1,296	1,324
Accounts payable	21,642	12,584
Accrued expenses and other liabilities	10,091	9,097
Total liabilities	129,128	57,053

Commitments and contingencies (Note 11)	—	—

Members’ Capital
Class A units, unlimited units authorized, 3,631,703 and 3,622,399 units issued and outstanding at March 31, 2024 and December 31, 2023, respectively	319,354	322,626
Class B units, 100,000 units authorized, 100,000 units issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Class M unit, one unit authorized, one unit issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Total members’ capital excluding noncontrolling interests	319,354	322,626
Noncontrolling interests	2,438	2,438
Total members’ capital	321,792	325,064
Total liabilities and members’ capital	$450,920	$382,117

See accompanying notes to consolidated financial statements.

Belpointe PREP, LLC

Consolidated Statements of Operations

(Unaudited)

(in thousands, except unit and per unit data)

	Three Months Ended March 31,
	2024	2023
Revenue
Rental revenue	$337	$497
Total revenue	337	497

Expenses
Property expenses	1,263	1,018
General and administrative	1,570	1,771
Interest expense	721	—
Depreciation and amortization	284	512
Impairment of real estate	595	—
Total expenses	4,433	3,301

Other income (loss)
Interest income	142	—
Other expense	(27)	(3)
Total other income (loss)	115	(3)

Net loss	(3,981)	(2,807)
Net income attributable to noncontrolling interests	—	(3)
Net loss attributable to Belpointe PREP, LLC	$(3,981)	$(2,810)

Loss per Class A unit (basic and diluted)
Net loss per unit	$(1.10)	$(0.80)
Weighted-average units outstanding	3,631,531	3,523,449

See accompanying notes to consolidated financial statements.

Belpointe PREP, LLC

Consolidated Statements of Changes in Members’ Capital

(Unaudited)

(in thousands, except unit and per unit data)

	Class A units		Class B units		Class M unit		Total Members’ Capital Excluding Noncontrolling	Noncontrolling	Total Members’
	Units	Amount	Units	Amount	Units	Amount	Interests	Interests	Capital
Balance at January 1, 2024	3,622,399	$322,626	100,000	$—	1	$—	$322,626	$2,438	$325,064
Issuance of units	9,304	711	—	—	—	—	711	—	711
Offering costs	—	(2)	—	—	—	—	(2)	—	(2)
Net loss	—	(3,981)	—	—	—	—	(3,981)	—	(3,981)
Balance at March 31, 2024	3,631,703	$319,354	100,000	$—	1	$—	$319,354	$2,438	$321,792

	Class A units		Class B units		Class M unit		Total Members’ Capital Excluding Noncontrolling	Noncontrolling	Total Members’
	Units	Amount	Units	Amount	Units	Amount	Interest	Interest	Capital
Balance at January 1, 2023	3,523,449	$329,482	100,000	$—	1	$—	$329,482	$3,170	$332,652
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	(963)	(963)
Offering costs	—	(119)	—	—	—	—	(119)	—	(119)
Net (loss) income	—	(2,810)	—	—	—	—	(2,810)	3	(2,807)
Balance at March 31, 2023	3,523,449	$326,553	100,000	$—	1	$—	$326,553	$2,210	$328,763

See accompanying notes to consolidated financial statements.

Belpointe PREP, LLC

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(3,981)	$(2,807)
Adjustments to net loss:
Depreciation and amortization including intangible assets and deferred financing costs	380	512
Accretion of rent-related intangibles and straight-line rent adjustments	28	(151)
Impairment of real estate	595	—
Unrealized loss on interest rate derivative	27	—
Changes in operating assets and liabilities:
(Decrease) increase in due to affiliates	(26)	594
Increase (decrease) in other assets	(4,090)	33
Decrease in accounts payable	(385)	(1)
Increase in accrued expenses and other liabilities	824	434
Net cash used in operating activities	(6,628)	(1,386)

Cash flows from investing activities
Development of real estate	(37,920)	(21,094)
Other investing activity	55	(75)
Net cash used in investing activities	(37,865)	(21,169)

Cash flows from financing activities
Proceeds from mezzanine loan	41,469	—
Proceeds from construction loan	26,934	—
Repayment of short-term loan from affiliate	(4,000)	—
Payment of deferred financing costs	(1,293)	—
Payment of offering costs	(39)	(97)
Proceeds from units issued	13	—
Other financing activities	—	(44)
Net cash provided by (used in) financing activities	63,084	(141)

Net increase (decrease) in cash, cash equivalents and restricted cash	18,591	(22,696)

Cash and cash equivalents and restricted cash, beginning of period	23,585	144,967
Cash and cash equivalents and restricted cash, end of period	$42,176	$122,271

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

In connection with the Follow-on Registration Statement, we entered into a non-exclusive dealer manager agreement with Emerson Equity LLC (the “Dealer Manager”), a registered broker-dealer, for the sale of our Class A units through the Dealer Manager. The Dealer Manager will enter into participating dealer agreements and wholesale agreements with other broker-dealers, referred to as “selling group members,” to authorize those broker-dealers to solicit offers to purchase our Class A units. We will pay our Dealer Manager commissions of up to 0.25%, and the selling group members commissions ranging from 0.25% to 4.50%, of the principal amount of Class A unit sold in the Follow-on Offering. As of March 31, 2024, we have not sold any Class A units in connection with the Follow-on Offering.

In addition, the Follow-on Registration Statement constitutes a post-effective amendment to the registration statement on Form S-11, as amended (File No. 333-255424), registering the offer and sale of our ongoing initial public offering of up to $750,000,000 of our Class A units, declared effective by the SEC on September 30, 2021, of which $514,013,330 remained unsold as of March 31, 2024 (our “Primary Offering” and, together with our Follow-on Offering, our “Public Offerings”).

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

In the opinion of management, all adjustments considered necessary for a fair presentation of our financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The consolidated financial statements as of March 31, 2024, and for the three months ended March 31, 2024 and 2023, are unaudited and may not include year-end adjustments necessary to make them comparable to audited results. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2023 included in our Annual Report on Form 10-K. The operating results for interim periods are not necessarily indicative of operating results for any other interim period or for the entire year.

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

The following table presents the financial data of the consolidated VIEs included in the consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively (amounts in thousands):

	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Real estate
Land	$26,059	$26,059
Building and improvements	12,953	12,953
Intangible assets	6,816	6,816
Real estate under construction	337,489	290,627
Total real estate	383,317	336,455
Accumulated depreciation and amortization	(2,307)	(2,161)
Real estate, net	381,010	334,294
Cash and cash equivalents	7,880	8,204
Other assets	20,526	7,841
Total assets	$409,416	$350,339

Liabilities
Debt, net	$86,922	$19,678
Due to affiliates	6,368	7,292
Lease liabilities	24	25
Accounts payable	21,563	12,374
Accrued expenses and other liabilities	9,363	8,595
Total liabilities	$124,240	$47,964

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

Restricted Cash

Restricted cash consists of amounts required to be reserved pursuant to contractual obligations and lender agreements for debt service. The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the consolidated statements of cash flows (amounts in thousands):

	March 31, 2024	December 31, 2023
	(unaudited)
Cash and cash equivalents	$29,205	$20,125
Restricted cash (1)	12,971	3,460
Total cash and cash equivalents and restricted cash	$42,176	$23,585

(1)	Restricted cash is included within Other assets on our consolidated balance sheets.

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

In March 2024, the SEC adopted final rules under Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors (the “Climate Rules”). The Climate Rules require quantitative and qualitative disclosure of certain climate-related information in registration statements and annual reports filed. These disclosures include financial statement footnote disclosure related to the effects of certain severe weather events and other natural conditions. In April 2024, the SEC issued an order staying the Climate Rules pending completion of a judicial review of certain petitions challenging their validity. If the stay is lifted, the effective dates remain unchanged and we remain a smaller reporting company, emerging growth company or non-accelerated filer, the Climate Rules will be effective for our fiscal year ending December 31, 2027. We are currently evaluating the impact of the Climate Rules on our consolidated financial statements.

Note 3 – Leases

Lessor Accounting

We own rental properties which are leased to tenants under operating leases with current expirations ranging from 2024 to 2040, with options to extend or terminate the leases. Revenues from such leases are reported as Rental revenue in our consolidated statements of operations and are comprised of (i) lease components, which includes fixed and variable lease payments, and (ii) non-lease components which includes reimbursements of property level operating expenses. We do not separate non-lease components from the related lease components, as the timing and pattern of transfer are the same, and account for the combined component.

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

The following table summarizes the components of lease revenues (amounts in thousands):

	Three Months Ended March 31,
	2024	2023
	(unaudited)	(unaudited)
Fixed lease revenues	$241	$266
Variable lease revenues (1)	124	81
Lease revenues (2) (3)	$365	$347

(1)	Includes reimbursements for property taxes, insurance, and common area maintenance services.
(2)	Excludes lease intangible amortization of less than $0.1 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively.
(3)	Excludes straight-line rent of $0.1 million and less than $0.1 million for the three months ended March 31, 2024 and 2023, respectively.

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

We assess the collectability of substantially all lease payments due by reviewing a tenant’s payment history or financial condition. Changes to collectability are recognized as a current period adjustment to rental revenue. We have assessed the collectability of all recorded lease revenues as probable as of March 31, 2024.

Note 4 – Related Party Arrangements

Our Transaction with Lacoff Holding II, LLC

On December 29, 2023, we borrowed $4.0 million from Lacoff Holding II LLC, an affiliate of our Chief Executive Officer, pursuant to the terms of a promissory note (the “LH II Loan”). The LH II Loan was due and payable on April 1, 2024 and interest accrued on the LH II Note at an annual rate of 5.26%. The proceeds of the loan were used for general corporate purposes. On February 8, 2024, the LH II Loan, including accrued interest of less than $0.1 million, was repaid in full.

Our Relationship with Our Manager and Sponsor

Our Manager and its affiliates, including our Sponsor, receive fees or reimbursements in connection with our Public Offerings and the management of our investments.

The following table presents a summary of fees incurred on our behalf by, and expenses reimbursable to, our Manager and its affiliates, including our Sponsor, in accordance with the terms of the relevant agreements with such parties (amounts in thousands):

	Three Months Ended March 31,
	2024	2023
	(unaudited)	(unaudited)
Amounts included in the Consolidated Statements of Operations
Costs incurred by our Manager and its affiliates (1)	$790	$670
Management fees (2)	687	661
Insurance (3)	161	106
Director compensation	20	20
	$1,658	$1,457

Capitalized costs included in the Consolidated Balance Sheets
Development fee and reimbursements	$1,078	$977
Insurance (3)	564	517
	$1,642	$1,494

(1)	Includes wage, overhead and other reimbursements to our Manager and its affiliates, including our Sponsor, which are included in General and administrative expenses on the consolidated statements of operations.
(2)	Included in Property expenses in our consolidated statements of operations.
(3)	Our insurance premiums are prepaid and are included in Other assets on the consolidated balance sheets and are amortized monthly to either Property expenses on the consolidated statements of operations or Real estate under construction on the consolidated balance sheets as further described below.

The following table presents a summary of amounts included in Due to affiliates in the consolidated balance sheets (amounts in thousands):

	March 31, 2024	December 31, 2023
	(unaudited)
Due to affiliates
Development fees	$5,462	$6,129
Management fees	2,052	1,365
Employee cost sharing and reimbursements (1)	1,643	2,856
Director compensation	20	20
	$9,177	$10,370

(1)	Includes wage, overhead and other reimbursements to our Manager and its affiliates, including our Sponsor.

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

Pursuant to the terms of the employee and cost sharing agreement between us, our Operating Companies, our Manager and our Sponsor, we reimburse our Sponsor and our Manager for expenses incurred for our allocable share of the salaries, benefits and overhead of personnel providing services to us. During the three months ended March 31, 2024, and 2023, our Manager and its affiliates, including our Sponsor, incurred operating expenses of $0.7 million and $0.6 million, respectively, on our behalf. The expenses are payable, at the election of the recipient, either in cash, by issuance of our Class A units at the then-current NAV, or through some combination of the foregoing. As of March 31, 2024, all expenses incurred since inception have been paid in cash.

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

Pursuant to the Management Agreement, we pay our Manager a quarterly management fee in arrears of one-fourth of 0.75%. The management fee is based on our NAV in effect at the end of the quarter. For the three months ended March 31, 2024, and 2023, we incurred management fees of $0.7 million and $0.7 million, respectively, which are included in Property expenses in our consolidated statements of operations.

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

During the three months ended March 31, 2024, and 2023, we incurred development fees earned during the construction phase of $0.8 million and $0.7 million, respectively. Such development fees are included in Real estate under construction in our consolidated balance sheets. As of March 31, 2024 and December 31, 2023, $5.5 million and $6.1 million, respectively, remained due and payable to our affiliates for development fees.

During the three months ended March 31, 2024, and 2023, we incurred employee reimbursement expenditures to our affiliates acting as development managers of $0.3 million and $0.4 million, respectively, of which $0.2 million and $0.3 million, respectively, is included in Real estate under construction in our consolidated balance sheets, and $0.1 million and $0.1 million, respectively, is included in General and administrative expenses in our consolidated statements of operations. As of March 31, 2024 and December 31, 2023, $0.8 million and $1.3 million, respectively, remained due and payable to our affiliates for employee reimbursement expenditures.

On April 25, 2023, each of the indirect majority-owned subsidiaries for our Nashville investments entered into development management agreements with certain development entities in which immediate family members of our Chief Executive Officer have a passive indirect minority beneficial ownership interest (collectively, the “Nashville DMAs”). The aggregate development fees payable under the Nashville DMAs are equal to 55% of 4.5% of the development budget or hard costs, as applicable. During the year ended December 31, 2023, we incurred $0.4 million of development fees related to the Nashville DMAs, which were capitalized to Real estate under construction in our consolidated balance sheets, with the remaining development fees payable upon our achieving various milestones throughout the development of our Nashville investments. As of March 31, 2024, $0.4 million in development fees related to the Nashville DMAs remained outstanding and payable.

Acquisition Fees

We will pay our Manager, Sponsor, or an affiliate of our Manager or Sponsor, an acquisition fee equal to 1.5% of the total value of any acquisition transaction, including any acquisition through merger with another entity (but excluding any transactions in which our Sponsor, or an affiliate of our Manager or Sponsor, would otherwise receive a development fee). We did not incur any acquisition fees during the three months ended March 31, 2024 and 2023.

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

During the three months ended March 31, 2024 and 2023, we obtained insurance premiums in the aggregate amount of $0.1 million and $0.1 million, respectively, from which Belpointe Specialty Insurance earned commissions and administrative fees of less than $0.1 million and less than $0.1 million, respectively. Insurance premiums are prepaid and are included in Other assets on the consolidated balance sheets.

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

Note 5 – Real Estate, Net

Real Estate Under Construction

The following table provides the activity of our Real estate under construction in the consolidated balance sheets (amounts in thousands):

	March 31, 2024	December 31, 2023
	(unaudited)
Beginning balance	$291,130	$133,898
Capitalized costs (1) (2)	46,229	155,969
Capitalized interest	973	387
Impairment charges (3)	(595)	(4,060)
Land held for development (4)	—	4,936
	$337,737	$291,130

(1)	Includes development fees and employee reimbursement expenditures See “Note 4 – Related Party Arrangements” for additional details regarding our transactions with related parties.
(2)	Includes direct and indirect project costs to the construction and development of real estate projects, including but not limited to loan fees, property taxes and insurance, incurred of $1.0 million and $3.4 million for the three months ended March 31, 2024 and the year ended December 31, 2023, respectively.
(3)	Impairment charges during three months ended March 31, 2024 and the year ended December 31, 2023 are in relation to one of our real estate assets located in Nashville, Tennessee, based on our conclusion that the estimated fair market value of the real estate asset was lower than the carrying value, and as a result, we reduced the carrying value to the estimated fair market value.
(4)	Includes the acquisition of land located in Sarasota, Florida during the year ended December 31, 2023.

Real estate under construction includes non-cash investing activity of $21.9 million for the three months ended months ended March 31, 2024 (inclusive of unpaid development fees of $2.2 million and unpaid employee cost sharing and reimbursements of $0.3 million) and $27.6 million for the year ended December 31, 2023 (inclusive of unpaid development fees of $6.1 million and unpaid employee cost sharing and reimbursements of $1.3 million).

Depreciation Expense

Depreciation expense was $0.2 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively, and is included in Depreciation and amortization on the consolidated statements of operations.

Note 6 – Intangible Assets and Liabilities

Intangible assets and liabilities are summarized as follows (amounts in thousands):

	March 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(unaudited)	(unaudited)	(unaudited)
Finite-Lived Intangible Assets
In-place leases	$3,513	$(1,735)	$1,778	$3,513	$(1,699)	$1,814
Indefinite-Lived Intangible Assets
Development rights	5,659	—	5,659	5,659	—	5,659
Total intangible assets	$9,172	$(1,735)	$7,437	$9,172	$(1,699)	$7,473

Finite-Lived Intangible Liabilities
Below-market leases	$(2,100)	$804	$(1,296)	$(2,100)	$776	$(1,324)
Total intangible liabilities	$(2,100)	$804	$(1,296)	$(2,100)	$776	$(1,324)

In-place leases and development rights intangible assets, noted above, are included in Intangible assets on the consolidated balance sheets. Below-market lease liabilities, noted above, are included in Lease liabilities on the consolidated balance sheets.

Amortization of in-place lease intangible assets was less than $0.1 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively, and is included in Depreciation and amortization in the consolidated statements of operations.

Amortization of below-market lease liabilities was less than $0.1 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively, and is included in Rental revenue in the consolidated statements of operations.

Note 7 – Debt, Net

2024 Debt Transactions

On January 31, 2024, our indirect majority-owned subsidiary entered into a fixed-rate mezzanine loan agreement for up to $56.4 million in principal amount (the “1991 Main Mezzanine Loan”) with Southern Realty Trust Holdings, LLC (the “Mezzanine Lender”).

2023 Debt Transactions

On May 12, 2023, our indirect majority-owned subsidiary entered into a variable-rate construction loan agreement for up to $130.0 million in principal amount (the “1991 Main Construction Loan”) with Bank OZK (the “Mortgage Lender”).

The following table details our Debt, net (dollars in thousands):

				Carrying Value as of
Indebtedness	Interest Rate	Maturity Date (1)	Total Commitment	March 31, 2024	December 31, 2023
				(unaudited)
1991 Main Mezzanine Loan (2)	13.00%	May 2027	$56,378	$41,833	$—
1991 Main Construction Loan (3)	SOFR + 3.45%	May 2027	$130,000	50,042	23,076
Total debt				91,875	23,076
Unamortized debt issuance costs				(3,295)	(2,239)
Unamortized debt discount				(1,658)	(1,159)
Debt, net				$86,922	$19,678

(1)	Each of our loans contain a one-year extension option, subject to certain restrictions.
(2)	We are required to maintain an interest reserve and carry reserve for purposes of paying accrued but unpaid interest on the 1991 Main Mezzanine Loan and interest, principal and other obligations under the 1991 Main Construction Loan the “Reserves”). The Reserves were held back at closing and had a balance of $14.5 million as of March 31, 2024.
(3)	Advances under the 1991 Main Construction Loan bear interest at a per annum rate equal to the one-month term Secured Overnight Financing Rate (“SOFR”) plus 3.45%, subject to a minimum all-in per annum rate of 8.51%. To mitigate our exposure to increases to the one-month SOFR, we have entered into an interest rate cap (see Note 9 – Derivative Instruments).

The following table summarizes the scheduled future principal payments under our debt arrangements as of March 31, 2024 (amounts in thousands):

Year ended December 31,	(unaudited)
2024 (remainder)	$—
2025	—
2026	—
2027	91,875
2028	—
Thereafter	—
Total	$91,875

Interest paid, net of capitalized interest for three months ended March 31, 2024 and 2023 was $0.2 million and zero, respectively. Amortization of deferred financing costs for the three months ended March 31, 2024 and 2023, was $0.4 million and zero, respectively, of which $0.3 million and zero was capitalized.

Guarantees and Covenants

Both the 1991 Main Mezzanine Loan and 1991 Main Construction Loan (together, the “1991 Main Loans”) are secured by our investment in 1991 Main Street, Sarasota, Florida (“1991 Main”). In connection with the 1991 Main Loans, we provided carveout guarantees to the Mezzanine Lender and the Mortgage Lender (together, the “1991 Main Lenders”) pursuant to which we guaranteed the borrowers obligations to the 1991 Main Lenders with respect to certain non-recourse carveout events, such as “bad acts,” environmental conditions, and violations of certain provisions of the loan documents (the “Guarantees”). The Guarantees contain financial covenants requiring that we maintain liquid assets of no less than $20.0 million and a net worth of no less than $130.0 million. As of March 31, 2024, the Company was in compliance with all covenants under the Guarantees.

We also provided a customary environmental indemnity agreement to the 1991 Main Lenders pursuant to which we agreed to protect, defend, indemnify, release and hold harmless the 1991 Main Lenders from and against certain environmental liabilities related to 1991 Main.

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

Except as described below, we estimated that our other financial assets and liabilities had fair values that approximated their carrying values as of March 31, 2024 and December 31, 2023.

Recurring Fair Value Measurements

Our interest rate cap is measured at fair value on a recurring basis (see Note 9 – Derivative Instruments for further details on the inputs used). The valuation of our interest rate cap is prepared by an independent third-party and is classified as Level 2 in the fair value hierarchy, as the valuation is approximated using market values of similar instruments in active markets.

Note 9 – Derivative Instruments

In connection with the 1991 Main Construction Loan, we were required to obtain and maintain interest rate protection in the form of an interest rate cap during the term of the loan to effectively limit the impact of increases in the one-month SOFR (the “1991 Main Interest Rate Cap”). We are subject to credit risk by the counterparty of this derivative instrument in the event of non-performance under the derivative contract, however we believe the amount to be minimal.

The following table details our derivative financial instrument as of March 31, 2024 (amounts in thousands):

Interest Rate Derivative	Notional Amount (1)	Strike	Maturity Date	Fair Value (2)
1991 Main Interest Rate Cap	$95,494	5.07%	July 2024	$66

(1)	The notional amount of the 1991 Main Interest Rate Cap increases in accordance with the schedule set forth in the interest rate cap agreement up to a maximum notional amount of $112.5 million.
(2)	Included in Other assets in our consolidated balance sheets.

The following table details the effect of our derivative financial instrument (amounts in thousands):

		Three Months Ended March 31,
Interest Rate Derivative	Location of Gain (Loss)	2024	2023
		(unaudited)	(unaudited)
1991 Main Interest Rate Cap	Other expense	$(27)	$—

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

During the three months ended March 31, 2024 and 2023, we issued 9,304 and zero Class A units, respectively. As of March 31, 2024 and December 31, 2023, there were 3,631,703 and 3,622,399 Class A units, respectively, 100,000 Class B units and one Class M unit issued and outstanding.

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

Subscriptions Receivable

Subscriptions receivable consists of units that have been issued with subscriptions that have not yet settled. As of March 31, 2024 and December 31, 2023 there was $0.7 million and zero, respectively, in subscriptions included within Other assets on our consolidated balance sheets that had not yet settled. All of these funds were settled prior to the filing of this report. Subscriptions receivable are carried at cost which approximates fair value.

Basic and Diluted Loss Per Class A Unit

For the three months ended March 31, 2024 and 2023, the basic and diluted weighted-average units outstanding were 3,631,531 and 3,523,449, respectively. For the three months ended March 31, 2024 and 2023, net loss attributable to Class A units was $4.0 million and $2.8 million, respectively, and the loss per basic and diluted unit was $1.10 and $0.80, respectively.

Note 11 – Commitments and Contingencies

As of March 31, 2024, we were not subject to any material litigation nor were we aware of any material litigation threatened against us.

In connection with the development of our investment at 1000 First Avenue North, St. Petersburg, Florida (“1000 First”) and 1991 Main, we have entered into separate construction management agreements for each asset which contain terms and conditions that are customary for the related scope of work. As of March 31, 2024, we have an aggregate unfunded commitment of $77.3 million under these two development projects. As of March 31, 2024, $26.4 million, inclusive of retainage of $12.0 million, is outstanding and payable in connection with these developments.

We are in the process of obtaining a first mortgage construction loan to fund the remaining construction and soft costs associated with the development of 1000 First (the “1000 First Construction Loan”). However, due to our liquidity constraints caused in part by our obligation to maintain Reserves in connection with the 1991 Main Construction Loan and 1991 Main Mezzanine Loan, if we do not finalize the 1000 First Construction Loan prior to May 31, 2024, we will stop or delay construction until we can obtain additional financing.

Note 12 – Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring after the balance sheet date through the date the consolidated financial statements were issued require potential adjustment to or disclosure in the consolidated financial statements and has concluded that, except as set forth below, all such events or transactions that would require recognition or disclosure have been recognized or disclosed.

Through the date of this Form 10-Q, we drew down an additional $8.2 million on the 1991 Main Construction Loan.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023 (our “Annual Report”) filed with the U.S. Securities and Exchange Commission on March 29, 2024, a copy of which may be accessed here. As discussed in the section entitled “Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section entitled “Risk Factors” included our Annual Report.

Overview

We are the only publicly traded qualified opportunity fund listed on a national securities exchange. We are a Delaware limited liability company formed on January 24, 2020. We have been treated as a partnership for U.S. federal income tax purposes since our tax year ended December 31, 2020, and we currently intend to operate in a manner that will allow us to continue to meet the requirements for classification as a partnership. We are focused on identifying, acquiring, developing or redeveloping and managing commercial real estate located within qualified opportunity zones. At least 90% of our assets consist of qualified opportunity zone property. We qualified as a qualified opportunity fund beginning with our taxable year ended December 31, 2020. Because we are a qualified opportunity fund certain of our investors are eligible for favorable capital gains tax treatment on their investments.

All of our assets are held by, and all of our operations are conducted through, one or more of our Operating Companies, either directly or indirectly through their subsidiaries. We are externally managed by Belpointe PREP Manager, LLC (our “Manager”), which is an affiliate of our sponsor, Belpointe, LLC (our “Sponsor”).

On May 9, 2023, the U.S. Securities and Exchange Commission (“SEC”) declared effective our registration statement on Form S-11, as amended (File No. 333-271262) (the “Follow-on Registration Statement”), registering the offer and sale of up to $750,000,000 of our Class A units on a continuous “best efforts” basis by any method deemed to be an “at the market” offering pursuant to Rule 415(a)(4) under the Securities Act of 1933, as amended (the “Securities Act”), including by offers and sales made directly to investors or through one or more agents.

In connection with the Follow-on Registration Statement, we entered into a non-exclusive dealer manager agreement with Emerson Equity LLC (the “Dealer Manager”), a registered broker-dealer, for the sale of our Class A units through the Dealer Manager. The Dealer Manager will enter into participating dealer agreements and wholesale agreements with other broker-dealers, referred to as “selling group members,” to authorize those broker-dealers to solicit offers to purchase our Class A units. We will pay our Dealer Manager commissions of up to 0.25%, and the selling group members commissions ranging from 0.25% to 4.50%, of the principal amount of Class A unit sold in the Follow-on Offering. As of March 31, 2024, we have not sold any Class A units in connection with the Follow-on Offering.

In addition, the Follow-on Registration Statement constitutes a post-effective amendment to the registration statement on Form S-11, as amended (File No. 333-255424), registering the offer and sale of our ongoing initial public offering of up to $750,000,000 of our Class A units, declared effective by the SEC on September 30, 2021, of which $514,013,330 remained unsold as of March 31, 2024 (our “Primary Offering” and, together with our Follow-on Offering, our “Public Offerings”).

The purchase price for Class A units in our Public Offerings will be the lesser of (i) the net asset value (“NAV”) of our Class A units, and (ii) the average of the high and low sale prices of our Class A units on the NYSE American (the “NYSE”) during regular trading hours on the last trading day immediately preceding the investment date on which the NYSE was open for trading and trading in our Class A units occurred. Our Manager calculates our NAV within approximately 60 days of the last day of each quarter, and any adjustments take effect as of the first business day following its public announcement. On February 29, 2024, we announced that our NAV as of December 31, 2023 was equal to $100.88 per Class A unit.

Our Business Outlook

Market conditions for multifamily and mixed-use rental properties in the geographic markets in which we operate remained strong over the past several quarters. Future economic conditions and the demand for multifamily and mixed-use rental properties in the geographic markets in which we operate are, and the real estate industry in general is, subject to uncertainty as a result of a number of factors, including, among others, construction delays, delays in the lease-up and stabilization of properties, unemployment rates, changes with respect to borrowing costs as a result of interest rates and other factors, inflation, fluctuations in occupancy rates and market rents, financial market volatility, general economic uncertainty, increasing energy costs, supply chain disruptions and labor shortages. The potential effect of these and other factors and the projected impact of these and other events on our business, results of operations and financial performance, presents material uncertainty and risk with respect to our future performance and financial results, including the potential to negatively impact our costs of operations, our financing arrangements, the value of our investments, and the laws, regulations and governmental and regulatory policies applicable to us. As a result, our past performance may not be indicative of future results.

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

1991 Main Construction Management Agreement

During the year ended December 31, 2022, our indirect wholly-owned subsidiary entered into a construction management agreement for the development of 1991 Main. The construction management agreement contains terms and conditions that are customary for a project of this type and will be subject to a guaranteed maximum price (a “GMP”). We currently anticipate that the funding for construction and soft costs associated with the development will be a minimum of $185.8 million, inclusive of the GMP, and are building to an estimated unlevered yield of greater than 6%. The property is currently under construction, and we expect initial occupancies to occur in the first half of 2024. Construction on both buildings is expected to be completed by the end of 2024.

1991 Main Construction Loan

On May 12, 2023, our indirect majority-owned subsidiary (the “Mortgage Borrower”) entered into a variable-rate construction loan agreement (the “1991 Main Construction Loan Agreement”) for up to $130.0 million in principal amount (the “1991 Main Construction Loan”) with Bank OZK (the “Mortgage Lender”), which is secured by 1991 Main and which matures on May 12, 2027, subject to a one-year extension option. Advances under the 1991 Main Construction Loan bear interest at a per annum rate equal to the one-month term Secured Overnight Financing Rate (SOFR) plus 3.45%, subject to a minimum all-in per annum rate of 8.51%, and may be used to fund the development of 1991 Main. The 1991 Main Construction Loan has an initial maturity date of May 12, 2027 and contains a one-year extension option, subject to certain restrictions. As of March 31, 2024, we have drawn down $50.0 million on the 1991 Main Construction Loan.

1991 Main Interest Rate Cap

As required under the terms of the 1991 Main Construction Loan Agreement, the Mortgage Borrower also entered into an interest rate cap agreement, effective July 10, 2023 (“1991 Main Interest Rate Cap”), which, as of March 31, 2024, had a notional amount of approximately $95.5 million a one-month SOFR rate based strike price of 5.07%, and which is due to mature on July 10, 2024. The notional amount of the 1991 Main Interest Rate Cap increases in accordance with the schedule set forth in the interest rate cap agreement up to a maximum notional amount of $112.5 million.

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

In connection with the 1991 Main Mezzanine Loan, we are required to maintain an interest reserve and carry reserve for purposes of paying accrued but unpaid interest on the 1991 Main Mezzanine Loan and interest, principal and other obligations under the 1991 Main Construction Loan (the “Reserves”). We also provided the Mezzanine Lender with (i) a completion guaranty, which, among other things, guarantees completion of the work on 1991 Main, and (ii) a carveout guaranty, which, among other things, indemnifies the Mezzanine Lender for losses resulting from certain “bad acts,” insolvency, environmental conditions, violations of the terms of the 1991 Main Mezzanine Loan and certain provisions of the 1991 Main Construction Loan Agreement (collectively, the “Mezzanine Guarantees”). Similar to the Carveout Guaranty we provided to the Mortgage Lender, the Mezzanine Guarantees contain financial covenants requiring that we maintain liquid assets of no less than $20.0 million and a net worth of no less than $130.0 million. As of March 31, 2024, the principal balance of the 1991 Main Mezzanine Loan was $41.8 million.

1900 Fruitville Road – Sarasota Florida – 1900 Fruitville Road is a 1.2-acre site, consisting of a retail building and parking lot, which we acquired for an aggregate purchase price of $4.7 million, inclusive of transaction costs. In March 2024 we completed demolition of the building and commenced construction of the lot, with the intention to use the property as additional parking for Sprouts, our grocery store tenant at Aster & Links.

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

1000 First Construction Management Agreement

In April 2023, our indirect majority-owned subsidiary entered into a construction management agreement in connection with the development of 1000 First. The construction management agreement contains terms and conditions that are customary for a project of this type and will be subject to a GMP of $78.4 million.

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

We currently anticipate 497-501 Middle will be developed into an approximately 261-apartment home community and an adjacent single-family home, with amenities that will include a leasing office, clubroom with chef’s kitchen, fitness center, game room, study/lounge area, meeting rooms, and an outside AstroTurf meadow.

Cedar Swamp Road (“Cedar Swamp Road”) is a 1.1-acre site immediately adjacent to 497-501 Middle, which we acquired for a purchase price of $0.3 million, inclusive of transaction costs. We currently anticipate adding Cedar Swamp Road to the 497-501 Middle development.

497-501 Middle and Cedar Swamp Road are located less than a mile from the main college campus at the University of Connecticut (“UConn”) in Storrs, Connecticut (“Storrs”), approximately 30 minutes from Hartford, Connecticut, and 90 minutes from Boston, Massachusetts. UConn ranked 26th among “top public universities” nationally in the 2024 U.S. New & World Report (“U.S. News”) collegiate rankings, and, based on a fact sheet published by UConn, over 19,300 undergraduate students attended college at the Storrs campus in 2022, with more than a third of those students living off campus.

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

U.S. News & World Report ranked Sarasota as the 5th best place to live in the United States for 2023-2024, number two among the fastest growing places in the U.S., and the 18th best place to retire. Sarasota is headquarters to a diverse group of large companies, such as Boar’s Head Provisions, CAE Healthcare, PGT Innovations, Tervis, Sun Hydraulics and Voalte. The Sarasota area also has a large number of universities including the University of Southern Florida, Florida State University’s College of Medicine campus, Ringling College, State College of Florida, Keiser College and New College of Florida.

1700 Main is located in historic downtown Sarasota along Main Street and is located in a high foot traffic area next to a number of popular restaurants and retail establishments.

690/1106 Davidson Street – Nashville, Tennessee – 690/1106 Davidson Street (“690/1106 Davidson Street”) is an approximately 8.0-acre site, consisting of two industrial buildings and associated parking, which we acquired for an aggregate purchase price of $21.0 million, inclusive of transaction costs. We currently anticipate that 690/1106 Davidson Street will be redeveloped into mixed-use residential community consisting of studio, one-bedroom, two-bedroom and three-bedroom apartments. The buildings will have a fitness center, game room, co-working spaces, outdoor heated saltwater swimming pool, riverfront courtyards and rooftop terraces as well as a leasing office. In September 2023, the parcels were successfully rezoned to accommodate medium to high density multi-family residential and a mix of other commercial uses including hotel, office, retail and restaurant.

1130 Davidson Street – Nashville, Tennessee – 1130 Davidson Street (“1130 Davidson Street”) is an approximately 1.7-acre site consisting of a single-story, 10,000 square foot retail building and associated parking lot, which we acquired for an aggregate purchase price of $2.1 million, inclusive of transaction costs. The building is leased back to the seller through November 2024, with the ability to continue month to month thereafter. In September 2023, the parcel was successfully rezoned to accommodate medium to high density multi-family residential and a mix of other commercial uses including hotel, office, retail and restaurant.

1400 Davidson Street – Nashville, Tennessee – 1400 Davidson Street (“1400 Davidson Street”) is an approximately 5.9-acre site consisting of an industrial building, which we acquired for an aggregate purchase price of $16.4 million, inclusive of transaction costs. The building is leased back to the seller through June 2024. We currently anticipate that 1400 Davidson Street will be redeveloped into a mixed-use residential community consisting of studio, one-bedroom, two-bedroom and three bedroom apartments. In September 2023, the parcel was successfully rezoned to accommodate medium to high density multi-family residential and a mix of other commercial uses including hotel, office, retail and restaurant.

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

Results of Operations

The following table sets forth information regarding our consolidated results of operations during the three months ended March 31, 2024 and 2023 (amounts in thousands):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Revenue
Rental revenue	$337	$497	$(160)	(32)%
Total revenue	337	497	(160)	(32)%

Expenses
Property expenses	1,263	1,018	245	24%
General and administrative	1,570	1,771	(201)	(11)%
Interest expense	721	—	721	100%
Depreciation and amortization	284	512	(228)	(45)%
Impairment of real estate	595	—	595	100%
Total expenses	4,433	3,301	1,132	34%

Other income (loss)
Interest income	142	—	142	100%
Other expense	(27)	(3)	(24)	800%
Total other income (loss)	115	(3)	118	(3933)%

Net loss	(3,981)	(2,807)	(1,174)	42%
Net income attributable to noncontrolling interests	—	(3)	3	(100)%
Net loss attributable to Belpointe PREP, LLC	$(3,981)	$(2,810)	$(1,171)	42%

Revenue

Rental Revenue

During the three months ended March 31, 2024 as compared to the same period in 2023, rental revenue decreased by $0.2 million. This decrease is primarily due to lower below-market rent intangible amortization as certain intangible liabilities became fully amortized subsequent to March 31, 2023.

Expenses

Property Expenses

During the three months ended March 31, 2024 and 2023, property expenses consisted of management fees, property operational expenses, real estate taxes, and utilities and insurance expenses incurred in relation to our property acquisitions. During the three months ended March 31, 2024, as compared to the same period in 2023, property expenses increased by $0.2 million. This increase is primarily due to property general and administrative expenses incurred at Aster & Links in the current year period, whereas there was no such expenses in the prior year period.

General and Administrative

During the three months ended March 31, 2024 and 2023, general and administrative expenses primarily consisted of employee cost sharing expenses (pursuant to our management agreement and employee and cost sharing agreement), marketing expenses, legal, audit, tax and accounting fees. During the three months ended March 31, 2024 as compared to the same period in 2023, general and administrative expenses decreased by $0.2 million. This decrease is primarily due to lower legal fees and marketing expenses, partially offset by higher tax professional fees.

Interest Expense

During the three months ended March 31, 2024, interest expense was comprised of interest related costs associated with our debt obligations. During the three months ended March 31, 2024 interest expense totaled $0.7 million, due to gross interest expense incurred on our outstanding loan balances of $1.6 million, and the impact of amortization of debt discount and debt issuance costs of $0.4 million, partially offset by capitalized interest fees and expenses of $1.3 million. Please see “Note 7– Debt” in our consolidated financial statements in this Form 10-Q for additional information of our debt arrangements.

Depreciation and Amortization

During the three months ended March 31, 2024 as compared to the same period in 2023, depreciation and amortization decreased by $0.2 million. This decrease is primarily due to lower in-place lease intangible amortization as certain intangible assets became fully amortized subsequent to March 31, 2023.

Impairment of Real Estate

During the three months ended March 31, 2024, we recorded impairment charges of $0.6 million in relation to one of our real estate assets located in Nashville, Tennessee, based on our conclusion that the estimated fair market value of the real estate asset was lower than the carrying value, and as a result, we reduced the carrying value to the estimated fair market value.

Other income (loss)

Interest Income

Interest income for the three months ended March 31, 2024, totaled $0.1 million, which was comprised of interest earned from cash balances held in interest bearing bank accounts.

Other Expense

Other expense for the three months ended March 31, 2024, was comprised of a unrealized loss in connection with the 1991 Main Interest Rate Cap. Please see “Note 9 – Derivative Instruments” in our consolidated financial statements in this Form 10-Q for additional information.

Liquidity and Capital Resources

Our primary needs for liquidity and capital resources are to fund our investments, including construction and development costs, pay our Public Offering and operating fees and expenses, pay any distributions that we make to the holders of our units and pay interest on our outstanding indebtedness.

Our offering and operating fees and expenses include, among other things, legal, audit and valuation fees and expenses, federal and state filing fees, SEC, FINRA and NYSE filing fees, printing expenses, administrative fees, transfer agent fees, marketing and distribution fees, the management fee that we pay to our Manager, and fees and expenses related to acquiring, financing, appraising, and managing our commercial real estate properties. We do not have office or personnel expenses as we do not have any employees.

Where our Manager and its affiliates, including our Sponsor, have funded, and in the future if they continue to fund, our liquidity and capital resource needs by advancing us offering and operating fees and expenses, we reimburse our Manager and its affiliates, including our Sponsor, pursuant to the terms of our management agreement and employee and cost sharing agreement. Fees payable and expenses reimbursable to our Manager and its affiliates, including our Sponsor, may be paid, at the election of the recipient, in cash, by issuance of our Class A Units at the then-current NAV, or through some combination of the foregoing. There were no Public Offering costs incurred by our Manager and its affiliates during the three months ended March 31, 2024 and 2023. During the three months ended March 31, 2024 and 2023, our Manager and its affiliates, including our Sponsor, incurred operating expenses of $0.7 million and $0.6 million, respectively, on our behalf.

During the year ended December 31, 2022, our indirect majority-owned subsidiary entered into a construction management agreement for the development of 1991 Main. For additional details regarding 1991 Main, see “—Our Investments—1991 Main Street – Sarasota Florida (Astor & Links).” The construction management agreement contains terms and conditions that are customary for a project of this type and will be subject to guaranteed maximum price. As of March 31, 2024, we had an unfunded capital commitment totaling $51.0 million under the terms of this agreement as well as other construction related commitments for the development of 1991 Main. As of the date of this Form 10-Q, we currently anticipate that the remaining funding for construction and soft costs associated with the development of 1991 Main will be a minimum of $65.3 million (inclusive of the aforementioned unfunded capital commitment).

During the year ended December, 31, 2023, our indirect majority-owned subsidiary entered into a variable-rate construction loan agreement for up to $130.0 million in principal amount to fund the development of 1991 Main. Advances under the 1991 Main Construction Loan bear interest at a per annum rate equal to the one-month term SOFR plus 3.45%, subject to a minimum all-in per annum rate of 8.51%. The 1991 Main Construction Loan has an initial maturity date of May 12, 2027 and contains a one-year extension option, subject to certain restrictions. As of March 31, 2024, we have drawn down $50.0 million on the 1991 Main Construction Loan. For additional details regarding the 1991 Main Construction Loan, see “—Our Investments—1991 Main Street – Sarasota Florida (Astor & Links).”

On January 31, 2024, our indirect majority-owned subsidiary entered into a mezzanine loan agreement for up to $56.4 million in principal amount. The 1991 Main Mezzanine Loan bears interest at a rate of 13.0% per annum, and is secured by 1991 Main. In connection with the 1991 Main Mezzanine Loan, we are required to maintain an interest reserve and carry reserve for purposes of paying accrued but unpaid interest on the 1991 Main Mezzanine Loan and interest, principal and other obligations under the 1991 Main Construction Loan. As of March 31, 2024, the 1991 Main Mezzanine Loan balance was $41.8 million. Proceeds under the 1991 Main Mezzanine Loan may be used to reimburse the Company for certain costs and expenses incurred in relation to, and to fund the continued development of, 1991 Main. The 1991 Main Mezzanine Loan has an initial maturity date of May 12, 2027 and contains a one-year extension option, subject to certain restrictions. For additional details regarding the 1991 Main Interest Rate Cap and 1991 Main Mezzanine Loan, see “—Our Investments—1991 Main Street – Sarasota Florida (Astor & Links).”

In April 2023, our indirect majority-owned subsidiary entered into a construction management agreement for the development of 1000 First. For additional details regarding 1000 First, see “—Our Investments—1000 First Avenue North and 900 First Avenue North – St. Petersburg, Florida (Viv).” The construction management agreement contains terms and conditions that are customary for a project of this type and will be subject to guaranteed maximum price. As of March 31, 2024, we had an unfunded capital commitment of $26.3 million under the terms of this agreement. We currently anticipate the remaining funding for construction and soft costs associated with the development of 1000 First will be a minimum of approximately $110.5 million (inclusive of the aforementioned unfunded capital commitment), and we are in the process of obtaining a first mortgage construction loan to fund these costs (the “1000 First Construction Loan”). However, due to our liquidity constraints caused in part by our obligation to maintain Reserves in connection with the 1991 Main Construction Loan and 1991 Main Mezzanine Loan, if we do not finalize the 1000 First Construction Loan prior to May 31, 2024, we will stop or delay construction until we can obtain additional financing.

We expect to continue to obtain the liquidity and capital resources that we need over the short and long-term from the proceeds of our Public Offerings and any future offerings that we may conduct, from the advancement of reimbursable fees and expenses by our Manager and its affiliates, including our Sponsor, from the proceeds of secured or unsecured financing from banks and other lenders, and from any undistributed cash flow generated from operations. For additional details regarding our Public Offerings, see “—Overview” and “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds—Use of Proceeds from Registered Sales of Securities.”

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

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash during the three months ended March 31, 2024 and 2023 (amounts in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(6,628)	$(1,386)
Net cash used in investing activities	(37,865)	(21,169)
Net cash provided by (used in) financing activities	63,084	(141)
Net increase (decrease) in cash, cash equivalents and restricted cash	$18,591	$(22,696)

As of March 31, 2024 and 2023, cash and cash equivalents and restricted cash totaled approximately $42.2 million and $122.3 million, respectively.

Net cash flows used in operating activities during the three months ended March 31, 2024 primarily relates to the prepayment of development costs, the payment of employee cost sharing expenses as well as payments for legal, marketing, and accounting fees. Net cash flows used in operating activities during the three months ended March 31, 2023 primarily relates to the payment of management fees and employee cost sharing expenses as well as payments for legal, marketing, and accounting fees.

Net cash flows used in investing activities during the three months ended March 31, 2024 and 2023 primarily relates to funding costs for our development properties. For additional details regarding our development properties, see “—Our Investments.”

Net cash flows provided by financing activities for the three months ended March 31, 2024 primarily relates to net proceeds received from the 1991 Main Mezzanine Loan and proceeds from the 1991 Main Construction Loan. Net cash flows used in financing activities for the three months ended March 31, 2023 primarily relates to the payment of offering costs incurred in connection with our Public Offerings.

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

Our significant accounting policies are described in “Note 2—Summary of Significant Accounting Policies,” in our consolidated financial statements in this Form 10-Q. There have been no changes to our significant accounting policies and estimates during the three months ended March 31, 2024 as compared to those disclosed in “Note 2—Summary of Significant Accounting Policies” included in our Annual Report for the year ended December 31, 2023, a copy of which may be accessed here.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2024, neither we nor any of our subsidiaries were subject to any material legal proceedings nor were we aware of any material legal proceedings threatened against us or any of our subsidiaries.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Part I, Item 1A under the heading “Risk Factors” in our Annual Report for the year ended December 31, 2023, a copy of which may be accessed here. You should carefully consider the risk factors set forth in our Annual Report and be aware that these risk factors and other information may not describe every risk facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Securities

During the three months ended March 31, 2024, we did not sell any equity securities that were not registered under the Securities Act.

Use of Proceeds from Registered Sales of Securities

On September 30, 2021, the SEC declared effective our registration statement on Form S-11, as amended (File No. 333-255424), registering the offer and sale of our ongoing initial public offering of up to $750,000,000 of our Class A units on a continuous “best efforts” basis at an initial price of $100.88 per Class A unit, of which $514,013,330 remained unsold as of March 31, 2024.

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

In connection with the Follow-on Registration Statement, we entered into a non-exclusive dealer manager agreement with the Dealer Manager for the sale of our Class A units through the Dealer Manager. The Dealer Manager will enter into participating dealer agreements and wholesale agreements with other broker-dealers, referred to as “selling group members,” to authorize those broker-dealers to solicit offers to purchase our Class A units. We will pay our Dealer Manager commissions of up to 0.25%, and the selling group members commissions ranging from 0.25% to 4.50%, of the principal amount of a Class A unit sold in the Public Offerings. As of March 31, 2024, we have not sold any Class A units in connection with the Follow-on Offering.

The purchase price for Class A units in our Public Offerings will be the lesser of (i) the current NAV of our Class A units, and (ii) the average of the high and low sale prices of our Class A units on the NYSE during regular trading hours on the last trading day immediately preceding the investment date on which the NYSE was open for trading and trading in our Class A units occurred. As of December 31, 2023 the assumed NAV of our Class A units was equal to $100.88 per Class A unit. Our Manager will calculate our NAV within approximately 60 days of the last day of each quarter and any adjustments will take effect as of the first business day following its public announcement.

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

From the period of October 7, 2021, the date of the first closing held in connection with our Primary Offering, through December 31, 2023, we issued 2,372,289 Class A units in our Primary Offering, raising net offering proceeds of $233.5 million. During the three months ended months ended March 31, 2024, we issued 9,304 Class A units in connection with our Public Offerings. Together with the gross proceeds raised in prior offerings by our predecessor in interest, Belpointe REIT, Inc., as of March 31, 2024, we have raised aggregate gross offering cash proceeds of $354.3 million.

The following tables summarize certain information about the proceeds of our Public Offerings and our use of those proceeds, including direct or indirect payments to our directors, officers, affiliates or to any person owning 10% or more of any class of our equity securities as of March 31, 2024:

Offering proceeds
Class A units sold	2,381,593
Gross offering proceeds	$235,278,700
Selling commissions	—
Offering costs (1) (2) (3)	1,732,946
Net offering proceeds	$233,545,754

(1)	Includes $0.3 million of reimbursements to an affiliate for costs incurred on our behalf.
(2)	Direct or indirect payments of $1.4 million have been made to others, including payments for legal, accounting, transfer agent, FINRA, and filing fees, as of March 31, 2024.
(3)	Includes all offering costs incurred in connection with any offer and sale of securities by the Company.

Uses of net offering proceeds (in thousands)
Purchases and development of real estate (1)	$178,906
Funding of loans receivable (2)	34,955
Working capital (3) (4)	19,685
$233,546

(1)	Includes direct or indirect payments of $10.0 million to directors, officers and affiliates as of March 31, 2024 predominantly for development fees, insurance premiums, and employee reimbursement expenditures.
(2)	Includes direct payment of $30.0 million to Norpointe, an affiliate of our Chief Executive Officer. Please see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Other Income (Loss)—Interest Income” for additional detail regarding the Norpointe Loan.
(3)	Includes direct or indirect payments of $9.0 million to directors, officers and affiliates as of March 31, 2024 for management fees, insurance premiums and employee cost sharing expenses (pursuant to the Management Agreement and employee and cost sharing agreement). Please see “Note 3 – Related Party Arrangements” in our consolidated financial statements in this Form 10-Q for additional information regarding fees incurred on our behalf by, and expenses reimbursable to, our Manager and its affiliates.
(4)	Includes direct or indirect payments of $2.8 million to others, including payments for legal, accounting, marketing, transfer agent and filing fees, as of March 31, 2024.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
3.1	Certificate of Formation.	S-11	333-225242	3.1	April 22, 2021
3.2	Amended and Restated Limited Liability Company Operating Agreement.	S-11	333-225242	3.2	April 22, 2021
4.1	Subscription Agreement (included in Appendix B).	S-11	333-271262	4.1	April 14, 2023
10.1	Promissory Note (Mezzanine Loan), dated as of January 31, 2024.	10-K	001-40911	10.5	March 29, 2024
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELPOINTE PREP, LLC

Date: May 14, 2024	By:	/s/ Brandon E. Lacoff
Brandon E. Lacoff
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: May 14, 2024	By:	/s/ Martin Lacoff
Martin Lacoff
Chief Strategic Officer, Principal Financial Officer and Director
(Principal Financial Officer)

