Form 10-Q
period 2024-06-30
Belpointe PREP, LLC
filed 2024-08-14
CIK 1807046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____to ______

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

Yes ☐ No ☒

As of August 9, 2024, the registrant had 3,631,703 Class A units, 100,000 Class B units and one Class M unit outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect the current views of Belpointe PREP, LLC, a Delaware limited liability company (together with its subsidiaries, the “Company,” “we,” “us,” or “our”) with respect to, among other things, our future results of operations and financial performance. In some cases, you can identify forward-looking statements by words such as “anticipate,” “approximately,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” and “would” or the negative version of these words or other comparable words or statements that do not relate strictly to historical or factual matters. By their nature, forward-looking statements speak only as of the date they are made, are not statements of historical fact or guarantees of future performance and are subject to risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify, including those risks described under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, a copy of which may be accessed here, and, in particular due to changes with respect to borrowing costs as a result of interest rates and other factors, our ability to raise capital and access debt financing to continue to execute on our investment strategy, inflation, changes in the availability and price of insurance coverage, construction delays, delays in the lease-up and stabilization of our multifamily properties, fluctuations in occupancy rates and market rents as a result of competition, severe weather events and other natural phenomena, local economic factors and other market conditions beyond our control, changes in landlord-tenant laws in the markets in which we operate and the projected impact of such factors on our business, financial performance and operating results. Our expectations, beliefs and projections are expressed in good faith, and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will result or be achieved, and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Belpointe PREP, LLC

Consolidated Balance Sheets

(in thousands, except unit and per unit data)

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Real estate
Land	$44,135	$38,741
Building and improvements	121,819	17,939
Furniture, fixtures and equipment	660	—
Intangible assets	8,530	9,172
Real estate under construction	262,656	291,130
Total real estate	437,800	356,982
Accumulated depreciation and amortization	(3,642)	(3,441)
Real estate, net	434,158	353,541
Cash and cash equivalents	24,740	20,125
Other assets	17,257	8,451
Total assets	$476,155	$382,117

Liabilities
Debt, net	$119,905	$19,678
Short-term loan from affiliate	2,600	4,000
Due to affiliates	5,787	10,370
Lease liabilities	1,268	1,324
Accounts payable	19,153	12,584
Accrued expenses and other liabilities	10,542	9,097
Total liabilities	159,255	57,053

Commitments and contingencies (Note 11)	—	—

Members’ Capital
Class A units, unlimited units authorized, 3,631,703 and 3,622,399 units issued and outstanding at June 30, 2024 and December 31, 2023, respectively	314,592	322,626
Class B units, 100,000 units authorized, 100,000 units issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Class M unit, one unit authorized, one unit issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Total members’ capital excluding noncontrolling interests	314,592	322,626
Noncontrolling interests	2,308	2,438
Total members’ capital	316,900	325,064
Total liabilities and members’ capital	$476,155	$382,117

See accompanying notes to consolidated financial statements.

Belpointe PREP, LLC

Consolidated Statements of Operations

(Unaudited)

(in thousands, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Rental revenue	$384	$778	$721	$1,275
Total revenue	384	778	721	1,275

Expenses
Property expenses	1,429	989	2,692	2,007
General and administrative	1,176	1,216	2,746	2,987
Interest expense	1,705	—	2,426	—
Depreciation and amortization	641	688	925	1,200
Impairment of real estate	182	2,166	777	2,166
Total expenses	5,133	5,059	9,566	8,360

Other income
Interest income	96	1	238	1
Other (expense) income	(63)	209	(90)	206
Total other income	33	210	148	207

Net loss	(4,716)	(4,071)	(8,697)	(6,878)
Net income attributable to noncontrolling interests	(4)	(9)	(4)	(12)
Net loss attributable to Belpointe PREP, LLC	$(4,720)	$(4,080)	$(8,701)	$(6,890)

Loss per Class A unit (basic and diluted)
Net loss per unit	$(1.30)	$(1.16)	$(2.40)	$(1.95)
Weighted-average units outstanding	3,631,703	3,526,511	3,631,617	3,524,988

See accompanying notes to consolidated financial statements.

Belpointe PREP, LLC

Consolidated Statements of Changes in Members’ Capital

(Unaudited)

(in thousands, except unit and per unit data)

	Class A units		Class B units		Class M unit		Total Members’ Capital Excluding Noncontrolling	Noncontrolling	Total Members’
	Units	Amount	Units	Amount	Units	Amount	Interests	Interests	Capital
Balance at January 1, 2024	3,622,399	$322,626	100,000	$—	1	$—	$322,626	$2,438	$325,064
Issuance of units	9,304	711	—	—	—	—	711	—	711
Offering costs	—	(2)	—	—	—	—	(2)	—	(2)
Net loss	—	(3,981)	—	—	—	—	(3,981)	—	(3,981)
Balance at March 31, 2024	3,631,703	$319,354	100,000	$—	1	$—	$319,354	$2,438	$321,792
Offering costs	—	(4)	—	—	—	—	(4)	—	(4)
Acquisition of noncontrolling interests	—	(38)	—	—	—	—	(38)	(160)	(198)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	26	26
Net (loss) income	—	(4,720)	—	—	—	—	(4,720)	4	(4,716)
Balance at June 30, 2024	3,631,703	$314,592	100,000	$—	1	$—	$314,592	$2,308	$316,900

	Class A units		Class B units		Class M unit		Total Members’ Capital Excluding Noncontrolling	Noncontrolling	Total Members’
	Units	Amount	Units	Amount	Units	Amount	Interest	Interest	Capital
Balance at January 1, 2023	3,523,449	$329,482	100,000	$—	1	$—	$329,482	$3,170	$332,652
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	(963)	(963)
Offering costs	—	(119)	—	—	—	—	(119)	—	(119)
Net (loss) income	—	(2,810)	—	—	—	—	(2,810)	3	(2,807)
Balance at March 31, 2023	3,523,449	$326,553	100,000	$—	1	$—	$326,553	$2,210	$328,763
Issuance of units	43,403	3,844	—	—	—	—	3,844	—	3,844
Capital distribution	—	—	—	—	—	—	—	(24)	(24)
Offering costs	—	(169)	—	—	—	—	(169)	—	(169)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	238	238
Net (loss) income	—	(4,080)	—	—	—	—	(4,080)	9	(4,071)
Balance at June 30, 2023	3,566,852	$326,148	100,000	$—	1	$—	$326,148	$2,433	$328,581

See accompanying notes to consolidated financial statements.

Belpointe PREP, LLC

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(8,697)	$(6,878)
Adjustments to net loss:
Depreciation and amortization including intangible assets and deferred financing costs	1,227	1,200
Accretion of rent-related intangibles and straight-line rent adjustments	39	(596)
Impairment of real estate	777	2,166
Unrealized loss (gain) on interest rate derivative	87	(209)
Changes in operating assets and liabilities:
Increase in due to affiliates	333	359
Decrease in other assets	38	167
(Decrease) increase in accounts payable	(183)	4
Increase in accrued expenses and other liabilities	996	365
Net cash used in operating activities	(5,383)	(3,422)

Cash flows from investing activities
Development of real estate	(79,390)	(51,403)
Other investing activity	81	(75)
Purchase of interest rate cap	(6)	(159)
Net cash used in investing activities	(79,315)	(51,637)

Cash flows from financing activities
Proceeds from term loans	52,773	—
Proceeds from construction loan	47,510	1
Repayment of short-term loan from affiliate	(4,000)	—
Payment of deferred financing costs	(3,134)	(3,480)
Short-term loan from affiliate	2,600	—
Proceeds from units issued	711	3,844
Capital distribution to noncontrolling interests	(200)	(24)
Payment of offering costs	(39)	(254)
Other financing activities	36	(90)
Contributions from noncontrolling interests	26	188
Net cash provided by financing activities	96,283	185

Net increase (decrease) in cash, cash equivalents and restricted cash	11,585	(54,874)

Cash and cash equivalents and restricted cash, beginning of period	23,585	144,967
Cash and cash equivalents and restricted cash, end of period	$35,170	$90,093

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

In connection with the Follow-on Registration Statement, we entered into a non-exclusive dealer manager agreement with Emerson Equity LLC (the “Dealer Manager”), a registered broker-dealer, for the sale of our Class A units through the Dealer Manager. The Dealer Manager will enter into participating dealer agreements and wholesale agreements with other broker-dealers, referred to as “selling group members,” to authorize those broker-dealers to solicit offers to purchase our Class A units. We will pay our Dealer Manager commissions of up to 0.25%, and the selling group members commissions ranging from 0.25% to 4.50%, of the principal amount of Class A unit sold in the Follow-on Offering. As of June 30, 2024, we have not sold any Class A units in connection with the Follow-on Offering.

In addition, the Follow-on Registration Statement constitutes a post-effective amendment to the registration statement on Form S-11, as amended (File No. 333-255424), registering the offer and sale of our ongoing initial public offering of up to $750,000,000 of our Class A units, declared effective by the SEC on September 30, 2021, of which $514,013,330 remained unsold as of June 30, 2024 (our “Primary Offering” and, together with our Follow-on Offering, our “Public Offerings”).

The purchase price for Class A units in the Public Offerings will be the lesser of (i) the current net asset value (the “NAV”) of our Class A units, and (ii) the average of the high and low sale prices of our Class A units on the NYSE American (the “NYSE”) during regular trading hours on the last trading day immediately preceding the investment date on which the NYSE was open for trading and trading in our Class A units occurred. Our Manager calculates our NAV within approximately 60 days of the last day of each quarter, and any adjustments take effect as of the first business day following its public announcement. On June 3, 2024, we announced that our NAV as of March 31, 2024 was equal to $99.59 per Class A unit.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting and conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and Article 8 of Regulation S-X of the rules and regulations of the SEC.

In the opinion of management, all adjustments considered necessary for a fair presentation of our financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The consolidated financial statements as of June 30, 2024, and for the three and six months ended June 30, 2024 and 2023, are unaudited and may not include year-end adjustments necessary to make them comparable to audited results. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2023 included in our Annual Report on Form 10-K. The operating results for interim periods are not necessarily indicative of operating results for any other interim period or for the entire year.

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

The following table presents the financial data of the consolidated VIEs included in the consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively (amounts in thousands):

	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Real estate
Land	$31,454	$26,059
Building and improvements	116,833	12,953
Furniture, fixtures and equipment	660	—
Intangible assets	6,174	6,816
Real estate under construction	262,408	290,627
Total real estate	417,529	336,455
Accumulated depreciation and amortization	(2,175)	(2,161)
Real estate, net	415,354	334,294
Cash and cash equivalents	2,973	8,204
Other assets	16,789	7,841
Total assets	$435,116	$350,339

Liabilities
Debt, net	$119,905	$19,678
Due to affiliates	2,459	7,292
Lease liabilities	23	25
Accounts payable	19,100	12,374
Accrued expenses and other liabilities	9,910	8,595
Total liabilities	$151,397	$47,964

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

Restricted Cash

Restricted cash consists of amounts required to be reserved pursuant to contractual obligations and lender agreements for debt service. The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the consolidated statements of cash flows (amounts in thousands):

	June 30, 2024	December 31, 2023
	(unaudited)
Cash and cash equivalents	$24,740	$20,125
Restricted cash (1)	10,430	3,460
Total cash and cash equivalents and restricted cash	$35,170	$23,585

(1)	Restricted cash is included within Other assets on our consolidated balance sheets.

Liquidity

Our future needs for liquidity will depend on a variety of factors, including, without limitation, our ability to generate cash flows from operations, the timing and availability of net proceeds from our Public Offerings and any future offerings that we may conduct, the timing and extent of our real estate acquisition and disposition activities, and the timing and extent our construction and development costs.

Economic uncertainty, fluctuating interest rates, volatility in the real estate markets, slowdowns in transaction volume, delays in financings from banks and other lenders and other negative trends may, in the future, adversely impact our ability to timely access potential sources of liquidity. If we are unable to raise additional capital when desired, or on terms that are acceptable to us, our business, financial condition and results of operations could be adversely affected.

We believe that our cash on-hand, the anticipated net proceeds from our Public Offerings, the projected cash flows from our real estate assets and our current and anticipated financing activities will be sufficient to meet our liquidity and capital resource requirements for the next 12 months and beyond.

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

The following table summarizes the components of lease revenues (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Fixed lease revenues	$261	$266	$502	$532
Variable lease revenues (1)	137	67	261	148
Lease revenues (2) (3)	$398	$333	$763	$680

(1)	Includes reimbursements for property taxes, insurance, and common area maintenance services.

(2)	Excludes lease intangible amortization of less than $0.1 million and $0.4 million for the three months ended June 30, 2024 and 2023, respectively, and $0.1 million and $0.6 million for the six months ended June 30, 2024 and 2023, respectively.

(3)	Excludes straight-line rent of less than $0.1 million and less than $0.1 million for the three months ended June 30, 2024 and 2023, respectively, and $0.1 million and less than $0.1 million for the six months ended June 30, 2024 and 2023, respectively.

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

We assess the collectability of substantially all lease payments due by reviewing a tenant’s payment history or financial condition. Changes to collectability are recognized as a current period adjustment to rental revenue. We have assessed the collectability of all recorded lease revenues as probable as of June 30, 2024.

Note 4 – Related Party Arrangements

Our Transaction with Belpointe Development Holding, LLC

On May 16, 2024, we entered into an agreement to borrow up to $3.0 million in principal amount from Belpointe Development Holding, LLC, an affiliate of our Chief Executive Officer, pursuant to the terms of a revolving credit facility agreement (the “BDH Facility”). The BDH Facility has a one year term and interest accrues at an annual rate of 5.0%, due and payable at maturity. Proceeds under the BDH Facility shall be used for general corporate purposes. As of June 30, 2024, the BDH Facility had an outstanding principal balance of $2.6 million.

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

The following table presents a summary of fees incurred on our behalf by, and expenses reimbursable to, our Manager and its affiliates, including our Sponsor, in accordance with the terms of the relevant agreements with such parties (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Amounts included in the Consolidated Statements of Operations
Costs incurred by our Manager and its affiliates (1)	$638	$657	$1,427	$1,327
Management fees (2)	678	668	1,365	1,328
Insurance (3)	329	102	490	208
Director compensation	20	20	40	40
	$1,665	$1,447	$3,322	$2,903

Capitalized costs included in the Consolidated Balance Sheets
Development fee and reimbursements	$803	$3,211	$1,881	$4,188
Insurance (3)	1,358	473	1,922	990
	$2,161	$3,684	$3,803	$5,178

(1)

Includes wage, overhead and other reimbursements to our Manager and its affiliates, including our Sponsor, which are included in General and administrative expenses on the consolidated statements of operations.

(2)	Included in Property expenses in our consolidated statements of operations.

(3)	Our insurance premiums are prepaid and are included in Other assets on the consolidated balance sheets and are amortized monthly to either Property expenses on the consolidated statements of operations or Real estate under construction on the consolidated balance sheets as further described below.

The following table presents a summary of amounts included in Due to affiliates in the consolidated balance sheets (amounts in thousands):

	June 30, 2024	December 31, 2023
	(unaudited)
Due to affiliates
Management fees	$2,730	$1,365
Development fees	1,646	6,129
Employee cost sharing and reimbursements (1)	1,196	2,856
Insurance	195	—
Director compensation	20	20
	$5,787	$10,370

(1)	Includes wage, overhead and other reimbursements to our Manager and its affiliates, including our Sponsor.

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

Pursuant to the terms of the employee and cost sharing agreement between us, our Operating Companies, our Manager and our Sponsor, we reimburse our Sponsor and our Manager for expenses incurred for our allocable share of the salaries, benefits and overhead of personnel providing services to us. During the three months ended June 30, 2024 and 2023, our Manager and its affiliates, including our Sponsor, incurred operating expenses of $0.5 million and $0.6 million, respectively, on our behalf. During the six months ended June 30, 2024 and 2023, our Manager and its affiliates, including our Sponsor, incurred operating expenses of $1.2 million and $1.3 million, respectively, on our behalf. The expenses are payable, at the election of the recipient, either in cash, by issuance of our Class A units at the then-current NAV, or through some combination of the foregoing. As of June 30, 2024, all expenses incurred since inception have been settled in cash.

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

Pursuant to the Management Agreement, we pay our Manager a quarterly management fee in arrears of one-fourth of 0.75%. The management fee is based on our NAV in effect at the end of the quarter. For the three months ended June 30, 2024 and 2023, we incurred management fees of $0.7 million and $0.7 million, respectively, and $1.4 million and $1.3 million for the six months ended June 30, 2024 and 2023, respectively, which are included in Property expenses in our consolidated statements of operations.

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

During the three months ended June 30, 2024 and 2023, we incurred development fees earned during the construction phase of $0.7 million and $2.9 million, respectively. During the six months ended June 30, 2024 and 2023, we incurred development fees earned during the construction phase of $1.6 million and $3.6 million, respectively. Such development fees are included in Real estate under construction in our consolidated balance sheets. As of June 30, 2024 and December 31, 2023, $1.6 million and $6.1 million, respectively, remained due and payable to our affiliates for development fees.

During the three months ended June 30, 2024 and 2023, we incurred employee reimbursement expenditures to our affiliates acting as development managers of $0.2 million and $0.3 million, respectively, of which less than $0.1 million and $0.2 million, respectively, is included in Real estate under construction in our consolidated balance sheets, and $0.1 million and $0.1 million, respectively, is included in General and administrative expenses in our consolidated statements of operations. During the six months ended June 30, 2024 and 2023, we incurred employee reimbursement expenditures to our affiliates acting as development managers of $0.5 million and $0.7 million, respectively, of which $0.3 million and $0.5 million, respectively, is included in Real estate under construction in our consolidated balance sheets, and $0.2 million and $0.2 million, respectively, is included in General and administrative expenses in our consolidated statements of operations. As of June 30, 2024 and December 31, 2023, $0.6 million and $1.3 million, respectively, remained due and payable to our affiliates for employee reimbursement expenditures.

On April 25, 2023, each of the indirect majority-owned subsidiaries for our Nashville investments entered into development management agreements with certain development entities in which immediate family members of our Chief Executive Officer have a passive indirect minority beneficial ownership interest (collectively, the “Nashville DMAs”). The aggregate development fees payable under the Nashville DMAs are equal to 55% of 4.5% of the development budget or hard costs, as applicable. During the year ended December 31, 2023, we incurred $0.4 million of development fees related to the Nashville DMAs, which were capitalized to Real estate under construction in our consolidated balance sheets, with the remaining development fees payable upon our achieving various milestones throughout the development of our Nashville investments. As of June 30, 2024, $0.4 million in development fees related to the Nashville DMAs remained outstanding and payable.

Acquisition Fees

We will pay our Manager, Sponsor, or an affiliate of our Manager or Sponsor, an acquisition fee equal to 1.5% of the total value of any acquisition transaction, including any acquisition through merger with another entity (but excluding any transactions in which our Sponsor, or an affiliate of our Manager or Sponsor, would otherwise receive a development fee). We did not incur any acquisition fees during the three and six months ended June 30, 2024 and 2023.

Insurance

Certain family members of our Chief Executive Officer hold a non-controlling beneficial interest in Belpointe Specialty Insurance, LLC (“Belpointe Specialty Insurance”). Belpointe Specialty Insurance has acted as our broker in connection with the placement of insurance coverage for certain of our properties and operations. Belpointe Specialty Insurance earns brokerage commissions related to the brokerage services that it provides to us, which commissions vary, are based on a percentage of the premiums that we pay and are set by the insurer.

During the three months ended June 30, 2024 and 2023, and we obtained insurance premiums in the aggregate amount of $1.7 million and $2.3 million, respectively, from which Belpointe Specialty Insurance earned commissions and administrative fees of $0.2 million and $0.2 million, respectively. During the six months ended June 30, 2024 and 2023, we obtained insurance premiums in the aggregate amount of $1.9 million and $2.4 million, respectively, from which Belpointe Specialty Insurance earned commissions and administrative fees $0.2 million and $0.2 million, respectively. Insurance premiums are prepaid and are included in Other assets on the consolidated balance sheets.

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

Note 5 – Real Estate, Net

Real Estate Under Construction

The following table provides the activity of our Real estate under construction in the consolidated balance sheets (amounts in thousands):

	June 30, 2024	December 31, 2023
	(unaudited)
Beginning balance	$291,130	$133,898
Placed into service	(109,935)	—
Capitalized costs (1) (2)	80,077	155,969
Capitalized interest	2,161	387
Impairment charges (3)	(777)	(4,060)
Land held for development (4)	—	4,936
	$262,656	$291,130

(1)	Includes development fees and employee reimbursement expenditures. See “Note 4 – Related Party Arrangements” for additional details regarding our transactions with related parties.

(2)	Includes direct and indirect project costs to the construction and development of real estate projects, including but not limited to loan fees, property taxes, and insurance, incurred of $2.6 million and $3.4 million for the six months ended June 30, 2024 and the year ended December 31, 2023, respectively.

(3)	Impairment charges during six months ended June 30, 2024 and the year ended December 31, 2023 are in relation to one of our real estate assets located in Nashville, Tennessee, based on our conclusion that the estimated fair market value of the real estate asset was lower than the carrying value, and as a result, we reduced the carrying value to the estimated fair market value.

(4)	Includes the acquisition of land located in Sarasota, Florida during the year ended December 31, 2023.

Placed into Service

During the six months ended June 30, 2024 certain phases of our 1991 Main Street, Sarasota, Florida (“1991 Main”) development project reached substantial completion, and as a result, we reclassified the related real estate under construction to their respective fixed asset accounts.

Non-cash Disclosures

Real estate under construction includes non-cash investing activity of $16.2 million for the six months ended months ended June 30, 2024 (inclusive of unpaid development fees of $1.0 million and unpaid employee cost sharing and reimbursements of $0.4 million) and $27.6 million for the year ended December 31, 2023 (inclusive of unpaid development fees of $6.1 million and unpaid employee cost sharing and reimbursements of $1.3 million).

Depreciation Expense

Depreciation expense was $0.6 million and $0.2 million for the three months ended June 30, 2024 and 2023, respectively, and $0.8 million and $0.4 million for the six months ended June 30, 2024 and 2023, respectively, and is included in Depreciation and amortization on the consolidated statements of operations.

Note 6 – Intangible Assets and Liabilities

Intangible assets and liabilities are summarized as follows (amounts in thousands):

	June 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(unaudited)	(unaudited)	(unaudited)
Finite-Lived Intangible Assets
In-place leases	$2,871	$(1,128)	$1,743	$3,513	$(1,699)	$1,814
Indefinite-Lived Intangible Assets
Development rights	5,659	—	5,659	5,659	—	5,659
Total intangible assets	$8,530	$(1,128)	$7,402	$9,172	$(1,699)	$7,473

Finite-Lived Intangible Liabilities
Below-market leases	$(1,743)	$475	$(1,268)	$(2,100)	$776	$(1,324)
Total intangible liabilities	$(1,743)	$475	$(1,268)	$(2,100)	$776	$(1,324)

In-place leases and development rights intangible assets, noted above, are included in Intangible assets on the consolidated balance sheets. Below-market lease liabilities, noted above, are included in Lease liabilities on the consolidated balance sheets.

Amortization of in-place lease intangible assets was less than $0.1 million and $0.5 million for the three months ended June 30, 2024 and 2023, respectively, and $0.1 million and $0.8 million for the six months ended June 30, 2024 and 2023, respectively, and is included in Depreciation and amortization in the consolidated statements of operations.

Amortization of below-market lease liabilities was less than $0.1 million and $0.4 million for the three months ended June 30, 2024 and 2023, respectively, and $0.1 million and $0.6 million for the six months ended June 30, 2024 and 2023, respectively, and is included in Rental revenue in the consolidated statements of operations.

Note 7 – Debt, Net

2024 Debt Transactions

On June 28, 2024, our indirect majority-owned subsidiary entered into a variable-rate construction loan agreement for up to $104.0 million in principal amount (the “1000 First Construction Loan”) with various lenders.

On June 26, 2024, our indirect majority-owned subsidiary entered into a fixed-rate loan agreement for $10.0 million in principal amount (the “900 8th Land Loan”) with KHRE SMA Funding, LLC.

On January 31, 2024, our indirect majority-owned subsidiary entered into a fixed-rate mezzanine loan agreement for up to $56.4 million in principal amount (the “1991 Main Mezzanine Loan”) with Southern Realty Trust Holdings, LLC.

2023 Debt Transactions

On May 12, 2023, our indirect majority-owned subsidiary entered into a variable-rate construction loan agreement for up to $130.0 million in principal amount (the “1991 Main Construction Loan”) with Bank OZK.

The following table details our Debt, net (dollars in thousands):

				Carrying Value as of
Indebtedness	Interest Rate	Maturity Date	Total Commitment	June 30, 2024	December 31, 2023
				(unaudited)
Fixed rate loans:
1991 Main Mezzanine Loan (1) (3)	13.00%	May 2027	$56,378	$43,260	$—
900 8th Land Loan (2)	9.50%	June 2025	N/A	10,000	—
Variable rate loans:
1991 Main Construction Loan (1) (4)	SOFR + 3.45%	May 2027	$130,000	71,716	23,076
1000 First Construction Loan (5)	SOFR + 3.80%	June 2027	$104,000	—	—
Total debt				124,976	23,076
Unamortized debt issuance costs (6)				(3,350)	(2,239)
Unamortized debt discount (6)				(1,721)	(1,159)
Debt, net				$119,905	$19,678

(1)	Loan contains a one-year extension option, subject to certain restrictions.

(2)	Loan contains two six-month extension options, subject to certain restrictions.

(3)	We are required to maintain an interest reserve and carry reserve for purposes of paying accrued but unpaid interest on the 1991 Main Mezzanine Loan and interest, principal and other obligations under the 1991 Main Construction Loan. Undrawn amounts were held back at closing and are being maintained by an administrative agent appointed by the lender (the “Reserves”). As interest and other obligations accrue, the Reserves balance will be reduced and be added to the principal outstanding on the 1991 Main Mezzanine Loan. As of June 30, 2024 , the Reserves balance was $13.1 million.

(4)	Advances under the 1991 Main Construction Loan bear interest at a per annum rate equal to the one-month term Secured Overnight Financing Rate (“SOFR”) plus 3.45%, subject to a minimum all-in per annum rate of 8.51%. To mitigate our exposure to increases to the one-month SOFR, we have obtained an interest rate cap (see Note 9 – Derivative Instruments).

(5)	Loan contains two one-year extension options, subject to certain restrictions. Advances under the 1000 First Construction Loan bear interest at a per annum rate equal to the one-month term SOFR plus 3.80%, subject to a minimum all-in per annum rate of 7.55%. To mitigate our exposure to increases to the one-month SOFR, we have obtained an interest rate cap (see Note 9 – Derivative Instruments).

(6)	Amounts as of June 30, 2024 exclude unamortized debt issuance costs and unamortized debt discounts of $1.5 million and $1.1 million, respectively, in relation to the 1000 First Construction Loan. Such amounts are included in Other assets in the consolidated balance sheets and will be reclassified as a component of Debt, net when amounts drawn on the construction loan exceed the costs incurred.

The following table summarizes the scheduled future principal payments under our debt arrangements as of June 30, 2024 (amounts in thousands):

Year ended December 31,	(unaudited)
2024 (remainder)	$—
2025	10,000
2026	—
2027	114,976
2028	—
Thereafter	—
Total	$124,976

Interest paid, net of capitalized interest for the six months ended June 30, 2024 and 2023, was $1.8 million and zero, respectively.

Amortization of deferred financing costs for the three months ended June 30, 2024 and 2023, was $0.4 million and $0.1 million, respectively, of which $0.2 million and $0.1 million was capitalized, respectively. Amortization of deferred financing costs for the six months ended June 30, 2024 and 2023 was $0.8 million and $0.1 million, respectively, of which $0.5 million and $0.1 million was capitalized, respectively.

Guarantees and Covenants

Each of our indebtedness agreements are secured by the individual underlying real estate investments serving as collateral. In connection with certain agreements, we provided completion guarantees, which, among other things, guarantee completion of the work at each individual construction project, as well as carveout guarantees pursuant to which we guarantee the borrowers obligations with respect to certain non-recourse carveout events, such as “bad acts,” environmental conditions, and violations of certain provisions of the loan documents. We also provided a customary environmental indemnity agreement to the certain lenders pursuant to which we agreed to protect, defend, indemnify, release and hold harmless such lenders from and against certain environmental liabilities related to the real estate investments for which they apply.

We are subject to various financial and operational covenants which includes, but is not limited to, maintaining liquid assets of no less than $20.0 million and a net worth of no less than $130.0 million. As of June 30, 2024, we were in compliance with all of our loan covenants.

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

Except as described below, we estimated that our other financial assets and liabilities had fair values that approximated their carrying values as of June 30, 2024 and December 31, 2023.

Recurring Fair Value Measurements

Our interest rate caps are measured at fair value on a recurring basis (see Note 9 – Derivative Instruments for further details). The valuation of our interest rate caps are prepared by an independent third-party and are classified as Level 2 in the fair value hierarchy, as the valuation is approximated using market values of similar instruments in active markets.

The following table sets forth the carrying value and estimated fair value of our debt arrangements as of June 30, 2024 and December 31, 2023, respectively (amounts in thousands):

		June 30, 2024		December 31, 2023
	Level	Carrying Value (1)	Fair Value (2)	Carrying Value (1)	Fair Value (2)
		(unaudited)	(unaudited)
Total indebtedness	2	$119,905	$124,976	$19,678	$19,678

(1)	Amounts disclosed are net of unamortized debt issuance costs and debt discounts.

(2)	The fair value of our indebtedness as of June 30, 2024 was prepared by an independent third-party using a discounted cash flow analysis, reviewed by management utilizing estimated credit spreads, and observable market interest rates. The fair value of our debt as of December 31, 2023 approximated its carrying value.

Note 9 – Derivative Instruments

In connection with our variable rate loan agreements (Note 7 – Debt, Net), we were required to obtain and maintain interest rate protection in the form of interest rate caps during the term of the loans to effectively limit the impact of increases in the one-month SOFR. We are subject to credit risk by the counterparty of these derivative instruments in the event of non-performance under the derivative contracts, however we believe the amounts to be minimal.

The following table details our derivative financial instruments as of June 30, 2024 (amounts in thousands):

Interest Rate Derivative	Notional Amount	Strike Price	Maturity Date
Interest rate cap	$112,514	5.07%	July 2024
Interest rate cap	$104,000	6.25%	July 2025

The following table details the fair value of our derivative financial instruments (amounts in thousands):

	Fair Value (1)
Interest Rate Derivative	June 30, 2024	December 31, 2023
	(unaudited)
Interest rate caps	$12	$93

(1)	Amounts are included in Other assets in our consolidated balance sheets.

The following table details the effect of our derivative financial instruments on our consolidated statements of operations (amounts in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Interest Rate Derivative	Location of Gain (Loss)	2024	2023	2024	2023
		(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest rate caps	Other (expense) income	$(60)	$209	$(87)	$209

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

During the three months ended June 30, 2024 and 2023, we issued zero and 43,403 Class A units, respectively. During the six months ended June 30, 2024 and 2023, we issued 9,304 and 43,403 Class A units, respectively. As of June 30, 2024 and December 31, 2023, there were 3,631,703 and 3,622,399 Class A units, respectively, 100,000 Class B units and one Class M unit issued and outstanding.

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

Basic and Diluted Loss Per Class A Unit

For the three months ended June 30, 2024 and 2023, the basic and diluted weighted-average units outstanding were 3,631,703 and 3,526,511, respectively. For the three months ended June 30, 2024 and 2023, net loss attributable to Class A units was $4.7 million and $4.1 million, respectively, and the loss per basic and diluted unit was $1.30 and $1.16, respectively.

For the six months ended June 30, 2024 and 2023, the basic and diluted weighted-average units outstanding were 3,631,617 and 3,524,988, respectively. For the six months ended June 30, 2024 and 2023, net loss attributable to Class A units was $8.7 million and $6.9 million, respectively, and the loss per basic and diluted unit was $2.40 and $1.95, respectively.

Note 11 – Commitments and Contingencies

As of June 30, 2024, we were not subject to any material litigation nor were we aware of any material litigation threatened against us.

In connection with the development of our investment at 1000 First Avenue North, St. Petersburg, Florida (“1000 First”) and 1991 Main, we have entered into separate construction management agreements for each asset which contain terms and conditions that are customary for the related scope of work. As of June 30, 2024, we have an aggregate unfunded commitment of $109.1 million under these two development projects. As of June 30, 2024, $24.5 million, inclusive of retainage of $13.7 million, is outstanding and payable in connection with these developments.

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

Through the date of this Form 10-Q, we drew down an additional $6.5 million on the 1991 Main Construction Loan.

On August 8, 2024, additional phases of our 1991 Main development project, totaling approximately $37 million in capitalized cost, reached substantial completion and were placed into service.

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

In connection with the Follow-on Registration Statement, we entered into a non-exclusive dealer manager agreement with Emerson Equity LLC (the “Dealer Manager”), a registered broker-dealer, for the sale of our Class A units through the Dealer Manager. The Dealer Manager will enter into participating dealer agreements and wholesale agreements with other broker-dealers, referred to as “selling group members,” to authorize those broker-dealers to solicit offers to purchase our Class A units. We will pay our Dealer Manager commissions of up to 0.25%, and the selling group members commissions ranging from 0.25% to 4.50%, of the principal amount of Class A unit sold in the Follow-on Offering. As of June 30, 2024, we have not sold any Class A units in connection with the Follow-on Offering.

In addition, the Follow-on Registration Statement constitutes a post-effective amendment to the registration statement on Form S-11, as amended (File No. 333-255424), registering the offer and sale of our ongoing initial public offering of up to $750,000,000 of our Class A units, declared effective by the SEC on September 30, 2021, of which $514,013,330 remained unsold as of June 30, 2024 (our “Primary Offering” and, together with our Follow-on Offering, our “Public Offerings”).

The purchase price for Class A units in our Public Offerings will be the lesser of (i) the net asset value (“NAV”) of our Class A units, and (ii) the average of the high and low sale prices of our Class A units on the NYSE American (the “NYSE”) during regular trading hours on the last trading day immediately preceding the investment date on which the NYSE was open for trading and trading in our Class A units occurred. Our Manager calculates our NAV within approximately 60 days of the last day of each quarter, and any adjustments take effect as of the first business day following its public announcement. On June 3, 2024, we announced that our NAV as of March 31, 2024 was equal to $99.59 per Class A unit.

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

1991 Main is being developed as two 10 story buildings with over 900 garage and surface-level parking spaces marketed under the name “Aster & Links.” Aster & Links features 424-apartments, including a mix of one-bedroom, two-bedroom, three-bedroom, four-bedroom apartments, townhome-style penthouse apartments, and six guest suite apartments, with approximately 51,000 square feet of retail space located on the first level. In May 2023, we announced the signing of a definitive lease agreement with Sprouts Farmers Market (“Sprouts”), one of the fastest growing specialty retailers of fresh, natural and organic food in the United States. Sprouts will occupy approximately 23,000 square feet of retail space at Aster & Links.

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

During the second quarter of 2024, construction was completed on seven floors in one of the two buildings consisting of 145 apartment units, and the retail space leased to Sprouts. The remaining construction on both buildings is expected to be completed by the end of 2024.

1991 Main Construction Management Agreement

During the year ended December 31, 2022, our indirect wholly-owned subsidiary entered into a construction management agreement for the development of 1991 Main. The construction management agreement contains terms and conditions that are customary for a project of this type and will be subject to a guaranteed maximum price (a “GMP”). We currently anticipate that the funding for construction and soft costs associated with the development will be a minimum of $186.8 million, inclusive of the GMP, and are building to an estimated unlevered yield of greater than 6%.

1991 Main Construction Loan

On May 12, 2023, our indirect majority-owned subsidiary entered into a variable-rate construction loan agreement (the “1991 Main Construction Loan Agreement”) for up to $130.0 million in principal amount (the “1991 Main Construction Loan”) with Bank OZK (the “1991 Main Mortgage Lender”), which is secured by 1991 Main. Advances under the 1991 Main Construction Loan bear interest at a per annum rate equal to the one-month term Secured Overnight Financing Rate (SOFR) plus 3.45%, subject to a minimum all-in per annum rate of 8.51%, and may be used to fund the development of 1991 Main. The 1991 Main Construction Loan has an initial maturity date of May 12, 2027 and contains a one-year extension option, subject to certain restrictions. As of June 30, 2024, we have drawn down $71.7 million on the 1991 Main Construction Loan.

1991 Main Interest Rate Cap

As required under the terms of the 1991 Main Construction Loan Agreement, our indirect majority-owned subsidiary also entered into an interest rate cap agreement, effective July 10, 2023 (the “1991 Main Interest Rate Cap”), which, as of June 30, 2024, had a notional amount of approximately $112.5 million, a one-month SOFR rate based strike price of 5.07%, and which had a maturity date of July 10, 2024. We reacquired an interest rate cap, effective July 10, 2024, which has a one year term to maturity with a maximum notional amount of $115.1 million and a one-month SOFR rate based strike price of 5.07%.

1991 Main Mezzanine Loan

On January 31, 2024, our indirect majority-owned subsidiary entered into a mezzanine loan agreement, for up to $56.4 million in principal amount (the “1991 Main Mezzanine Loan”) with Southern Realty Trust Holdings, LLC (the “1991 Main Mezzanine Lender”). The 1991 Main Mezzanine Loan bears interest at a rate of 13.0% per annum and is secured by our investment in 1991 Main. Advances under the 1991 Main Mezzanine Loan may be used to reimburse us for certain costs and expenses incurred in relation to, and to fund the continued development of, 1991 Main. The 1991 Main Mezzanine Loan has an initial maturity date of May 12, 2027 and contains a one-year extension option, subject to certain restrictions.

In connection with the 1991 Main Mezzanine Loan, we are required to maintain an interest reserve and carry reserve for purposes of paying accrued but unpaid interest on the 1991 Main Mezzanine Loan and interest, principal and other obligations under the 1991 Main Construction Loan (the “Reserves”). We also provided the 1991 Main Mezzanine Lender with (i) a completion guaranty, which, among other things, guarantees completion of the work on 1991 Main, and (ii) a carveout guaranty, which, among other things, indemnifies the 1991 Main Mezzanine Lender for losses resulting from certain “bad acts,” insolvency, environmental conditions, violations of the terms of the 1991 Main Mezzanine Loan and certain provisions of the 1991 Main Construction Loan Agreement (collectively, the “Mezzanine Guarantees”). Similar to the Carveout Guaranty we provided to the 1991 Main Mortgage Lender, the Mezzanine Guarantees contain financial covenants requiring that we maintain liquid assets of no less than $20.0 million and a net worth of no less than $130.0 million. As of June 30, 2024, the principal balance of the 1991 Main Mezzanine Loan was $43.3 million.

1900 Fruitville Road – Sarasota Florida – 1900 Fruitville Road is a 1.2-acre site, consisting of a retail building and parking lot, which we acquired for an aggregate purchase price of $4.7 million, inclusive of transaction costs. In July 2024, we completed the redevelopment of this property into additional non-exclusive parking for Sprouts, our grocery store tenant at Aster & Links.

1000 First Avenue North and 900 First Avenue North – St. Petersburg, Florida (also known as “Viv”) – We will consolidate several parcels, comprising 1.6-acres of land (previously referred to as 902-1020 First Avenue North, St. Petersburg, Florida), which we acquired for an aggregate purchase price of $12.1 million, inclusive of transaction costs, into 1000 First Avenue North, St. Petersburg, Florida (“1000 First” or “Viv”).

900 First Avenue North (“900 First”) is a parcel of land with a two-tenant retail building which we acquired for an aggregate purchase price of $2.5 million, inclusive of transaction costs. 900 First will remain a two-tenant retail building and we have taken the additional development rights and added them to 1000 First.

1000 First is being developed into a 15-story high-rise building marketed under the name “Viv.” Viv will be comprised of two 11-story residential towers above a 4-story parking garage, featuring approximately 269-apartment homes with a mix of studio, one-bedroom, two-bedroom and three-bedroom units, with approximately 15,500 square feet of retail space located on the first level. Amenities at Viv will include a clubroom, fitness center, courtyard with a swimming pool, shared working space and a leasing office. We currently anticipate construction to be completed in the second half of 2025.

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

1000 First Construction Management Agreement

In April 2023, our indirect majority-owned subsidiary entered into a construction management agreement in connection with the development of 1000 First. The construction management agreement contains terms and conditions that are customary for a project of this type and will be subject to a GMP of $140.1 million.

1000 First Construction Loan

On June 28, 2024, our indirect majority-owned subsidiary entered into a variable-rate construction loan agreement (the “1000 First Construction Loan Agreement”) for up to $104.0 million in principal amount (the “1000 First Construction Loan”) with various lenders, which is secured by 1000 First. Advances under the 1000 First Construction Loan bear interest at a per annum rate equal to the one-month term SOFR plus 3.80%, subject to a minimum all-in per annum rate of 7.55% and may be used to fund the development of 1000 First. The 1000 First Construction Loan has an initial maturity date of June 28, 2027 and contains two one-year extension options, subject to certain restrictions. As of June 30, 2024, we have not yet drawn down on the 1000 First Construction Loan.

1000 First Interest Rate Cap

As required under the terms of the 1000 First Construction Loan Agreement, our indirect majority-owned subsidiary also entered into an interest rate cap agreement, effective June 28, 2024 (the “1000 First Interest Rate Cap”), which, as of June 30, 2024, had a notional amount of approximately $104.0 million, a one-month SOFR rate based strike price of 6.25%, and which is due to mature on July 1, 2025.

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

On June 26, 2024, our indirect majority-owned subsidiary entered into a fixed-rate loan for $10.0 million in principal amount with KHRE SMA Funding, LLC, which is secured by 900 8th Avenue South (the “900 8th Land Loan”). The 900 8th Land Loan bears interest at a rate of 9.50% per annum, and is due to mature on June 26, 2025, with two six-month extension options, subject to certain restrictions.

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

1700 Main Street – Sarasota, Florida – 1700 Main Street (“1700 Main”) is a 1.3-acre site, consisting of a former gas station, a three-story office building with parking lot and a two-story retail building, which we acquired for an aggregate purchase price of $6.9 million, inclusive of transaction costs. We currently anticipate that 1700 Main will be redeveloped into an approximate 200-apartment home community consisting of one-bedroom, two-bedroom and three-bedroom units, with approximately 6,400 square feet of retail space located on the first two levels. We anticipate that 1700 Main will consist of a 10-story podium style building with a 3-story, 330-space garage and 7 stories of apartments above, including a clubroom, fitness center and courtyard with a swimming pool, as well as a leasing office.

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

Results of Operations

The following table sets forth information regarding our consolidated results of operations during the three and six months ended June 30, 2024 and 2023 (amounts in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Revenue
Rental revenue	$384	$778	$(394)	(51)%	$721	$1,275	$(554)	(43)%
Total revenue	384	778	(394)	(51)%	721	1,275	(554)	(43)%

Expenses
Property expenses	1,429	989	440	44%	2,692	2,007	685	34%
General and administrative	1,176	1,216	(40)	(3)%	2,746	2,987	(241)	(8)%
Interest expense	1,705	—	1,705	100%	2,426	—	2,426	100%
Depreciation and amortization	641	688	(47)	(7)%	925	1,200	(275)	(23)%
Impairment of real estate	182	2,166	(1,984)	(92)%	777	2,166	(1,389)	(64)%
Total expenses	5,133	5,059	74	1%	9,566	8,360	1,206	14%

Other income
Interest income	96	1	95	9500%	238	1	237	23700%
Other (expense) income	(63)	209	(272)	(130)%	(90)	206	(296)	(144)%
Total other income	33	210	(177)	(84)%	148	207	(59)	(29)%

Net loss	(4,716)	(4,071)	(645)	16%	(8,697)	(6,878)	(1,819)	26%
Net income attributable to noncontrolling interests	(4)	(9)	5	(56)%	(4)	(12)	8	(67)%
Net loss attributable to Belpointe PREP, LLC	$(4,720)	$(4,080)	$(640)	16%	$(8,701)	$(6,890)	$(1,811)	26%

Revenue

Rental Revenue

During the three and six months ended June 30, 2024 as compared to the same period in 2023, rental revenue decreased by $0.4 million and $0.6 million, respectively. This decrease is primarily due to lower below-market rent intangible amortization as certain intangible liabilities became fully amortized subsequent to June 30, 2023.

Expenses

Property Expenses

During the three and six months ended June 30, 2024 and 2023, property expenses consisted of management fees, property operational expenses, real estate taxes, and utilities and insurance expenses incurred in relation to our operating properties. During the three and six months ended June 30, 2024, as compared to the same period in 2023, property expenses increased by $0.4 million and $0.7 million, respectively. This increase is primarily due to property general and administrative expenses incurred at Aster & Links in the current year periods, whereas there was no such expenses in the prior year periods.

General and Administrative

During the three and six months ended June 30, 2024 and 2023, general and administrative expenses primarily consisted of employee cost sharing expenses (pursuant to our management agreement and employee and cost sharing agreement), marketing expenses, legal, audit, tax and accounting fees. During the three months ended as compared to the same period in 2023, general and administrative expenses remained relatively unchanged. During the six months ended June 30, 2024 as compared to the same period in 2023, general and administrative expenses decreased by $0.2 million, primarily due to lower legal fees and marketing expenses, partially offset by higher tax professional fees.

Interest Expense

During the three and six months ended June 30, 2024, interest expense was comprised of interest related costs associated with our debt obligations. During the three and six months ended June 30, 2024, interest expense totaled $1.7 million and $2.4 million, respectively, due to gross interest expense of $2.6 million and $4.3 million, respectively, and the impact of non-cash amortization of debt discount and debt issuance costs of $0.4 million and $0.8 million, respectively, partially offset by capitalized interest and fees of $1.3 million and $2.6 million, respectively. Please see “Note 7– Debt” in our consolidated financial statements in this Form 10-Q for additional information regarding our debt arrangements.

Depreciation and Amortization

During the three and six months ended June 30, 2024 as compared to the same periods in 2023, depreciation and amortization decreased by less than $0.1 million and $0.3 million, respectively. This decrease is primarily attributable to lower in-place lease intangible amortization as certain intangible assets became fully amortized subsequent to June 30, 2023, partially offset by the impact of placing certain fixed assets into service at Aster & Links during the three and six months ended June 30, 2024.

Impairment of Real Estate

During the three and six months ended June 30, 2024, we recorded impairment charges of $0.2 million and $0.8 million, respectively. During the three and six months ended June 30, 2023, we recorded impairment charges of $2.2 million and $2.2 million, respectively. The impairment charges for all periods were in relation to one of our real estate assets located in Nashville, Tennessee, based on our conclusion that the estimated fair market value of the real estate asset was lower than the carrying value, and as a result, we reduced the carrying value to the estimated fair market value.

Other income

Interest Income

Interest income for the three and six months ended June 30, 2024, totaled $0.1 million and $0.2 million, respectively, which was comprised of interest earned from cash balances held in interest bearing bank accounts.

Other (expense) income

Other (expense) income for the periods presented was primarily comprised of gains and losses in connection with our interest rate caps. Please see “Note 9 – Derivative Instruments” in our consolidated financial statements in this Form 10-Q for additional information.

Liquidity and Capital Resources

Overview

Our primary needs for liquidity and capital resources are to fund our investments, including construction and development costs, pay our Public Offering and operating fees and expenses, pay any distributions that we may make to the holders of our units and pay interest on our outstanding indebtedness.

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

We believe that our cash on-hand, the anticipated net proceeds from our Public Offerings, the projected cash flows from our real estate assets and our current and anticipated financing activities will be sufficient to meet our liquidity and capital resource requirements for the next 12 months and beyond.

Liquidity

Our future needs for liquidity will depend on a variety of factors, including, without limitation, our ability to generate cash flows from operations, the timing and availability of net proceeds from our Public Offerings and any future offerings that we may conduct, the timing and extent of our real estate acquisition and disposition activities, and the timing and extent our construction and development costs.

Economic uncertainty, fluctuating interest rates, volatility in the real estate markets, slowdowns in transaction volume, delays in financings from banks and other lenders and other negative trends may, in the future, adversely impact our ability to timely access potential sources of liquidity. If we are unable to raise additional capital when desired, or on terms that are acceptable to us, our business, financial condition and results of operations could be adversely affected.

Capital Requirements and Resources

Where our Manager and its affiliates, including our Sponsor, have funded, and in the future if they continue to fund, our capital requirements by advancing us offering and operating fees and expenses, we reimburse our Manager and its affiliates, including our Sponsor, pursuant to the terms of our management agreement and employee and cost sharing agreement. Fees payable and expenses reimbursable to our Manager and its affiliates, including our Sponsor, may be paid, at the election of the recipient, in cash, by issuance of our Class A Units at the then-current NAV, or through some combination of the foregoing. There were no Public Offering costs incurred by our Manager and its affiliates during the six months ended June 30, 2024 and 2023. During the three months ended June 30, 2024 and 2023, our Manager and its affiliates, including our Sponsor, incurred operating expenses of $0.5 million and $0.6 million, respectively, on our behalf. During the six months ended June 30, 2024 and 2023, our Manager and its affiliates, including our Sponsor, incurred operating expenses of $1.2 million and $1.3 million, respectively, on our behalf.

During the year ended December 31, 2022, our indirect majority-owned subsidiary entered into a construction management agreement for the development of 1991 Main. For additional details regarding 1991 Main, see “—Our Investments—1991 Main Street – Sarasota Florida (Aster & Links).” The construction management agreement contains terms and conditions that are customary for a project of this type and will be subject to guaranteed maximum price. As of June 30, 2024, we had an unfunded capital commitment totaling $30.5 million under the terms of this agreement as well as other construction related commitments for the development of 1991 Main. As of the date of this Form 10-Q, we currently anticipate that the remaining funding for construction and soft costs associated with the development of 1991 Main will be a minimum of $52.7 million (inclusive of the aforementioned unfunded capital commitment).

During the year ended December, 31, 2023, our indirect majority-owned subsidiary entered into a variable-rate construction loan agreement for up to $130.0 million in principal amount to fund the development of 1991 Main. Advances under the 1991 Main Construction Loan bear interest at a per annum rate equal to the one-month term SOFR plus 3.45%, subject to a minimum all-in per annum rate of 8.51%. The 1991 Main Construction Loan has an initial maturity date of May 12, 2027 and contains a one-year extension option, subject to certain restrictions. As of June 30, 2024, we have drawn down $71.7 million on the 1991 Main Construction Loan. For additional details regarding the 1991 Main Construction Loan, see “—Our Investments—1991 Main Street – Sarasota Florida (also known as “Aster & Links”).”

On January 31, 2024, our indirect majority-owned subsidiary entered into a mezzanine loan agreement for up to $56.4 million in principal amount. The 1991 Main Mezzanine Loan bears interest at a rate of 13.0% per annum, and is secured by 1991 Main. In connection with the 1991 Main Mezzanine Loan, we are required to maintain an interest reserve and carry reserve for purposes of paying accrued but unpaid interest on the 1991 Main Mezzanine Loan and interest, principal and other obligations under the 1991 Main Construction Loan. As of June 30, 2024, the 1991 Main Mezzanine Loan balance was $43.3 million. Proceeds under the 1991 Main Mezzanine Loan may be used to reimburse the Company for certain costs and expenses incurred in relation to, and to fund the continued development of, 1991 Main. The 1991 Main Mezzanine Loan has an initial maturity date of May 12, 2027 and contains a one-year extension option, subject to certain restrictions. For additional details regarding the 1991 Main Mezzanine Loan, see “—Our Investments—1991 Main Street – Sarasota Florida (also known as “Aster & Links”).”

In April 2023, our indirect majority-owned subsidiary entered into a construction management agreement for the development of 1000 First. For additional details regarding 1000 First, see “—Our Investments—1000 First Avenue North and 900 First Avenue North – St. Petersburg, Florida (also known as “Viv”).” The construction management agreement contains terms and conditions that are customary for a project of this type and will be subject to guaranteed maximum price. As of June 30, 2024, we had an unfunded capital commitment of $78.7 million under the terms of this agreement. We currently anticipate the remaining funding for construction and soft costs associated with the development of 1000 First will be a minimum of approximately $103.9 million (inclusive of the aforementioned unfunded capital commitment).

On June 28, 2024, our indirect majority-owned subsidiary entered into a variable-rate construction loan agreement for up to $104.0 million in principal amount. The 1000 First Construction Loan bears interest at a per annum rate equal to the one-month term SOFR plus 3.80%, subject to a minimum all-in per annum rate of 7.55%, and is secured by 1000 First. Advances under the 1000 First Construction Loan may be used to fund the development of 1000 First. The 1000 First Construction Loan has an initial maturity date of June 28, 2027 and contains two one-year extension options, subject to certain restrictions. For additional details regarding the 1000 First Construction Loan, see “—Our Investments—1000 First Avenue North and 900 First Avenue North – St. Petersburg, Florida (also known as “Viv”). As of June 30, 2024, we have not yet drawn down on the 1000 First Construction Loan.

On June 26, 2024, our indirect majority-owned subsidiary entered into a fixed-rate loan for $10.0 million in principal amount with KHRE SMA Funding, LLC, which is secured by 900 8th Avenue South. The 900 8th Land Loan bears interest at a rate of 9.50% per annum, and is due to mature on June 26, 2025, with two six-month extension options, subject to certain restrictions. For additional details regarding the 900 8th Land Loan, see “—Our Investments—900 8th Avenue South – Nashville, Tennessee.”

We expect to continue to obtain the capital resources that we need over the short and long-term from cash on-hand, from the proceeds of our Public Offerings and any future offerings that we may conduct, from the advancement of reimbursable fees and expenses by our Manager and its affiliates, including our Sponsor, from the proceeds of secured or unsecured financing from banks and other lenders, from projected operating funds from our real estate assets and from any other undistributed cash flow generated from operations. For additional details regarding our Public Offerings, see “—Overview” and “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds—Use of Proceeds from Registered Sales of Securities.”

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

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash during the six months ended June 30, 2024 and 2023 (amounts in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(5,383)	$(3,422)
Net cash used in investing activities	(79,315)	(51,637)
Net cash provided by financing activities	96,283	185
Net increase (decrease) in cash, cash equivalents and restricted cash	$11,585	$(54,874)

As of June 30, 2024 and 2023, cash and cash equivalents and restricted cash totaled approximately $35.2 million and $90.1 million, respectively.

Net cash flows used in operating activities during the six months ended June 30, 2024 primarily relates to interest expense incurred on our indebtedness, the payment of employee cost sharing expenses as well as payments for legal, marketing, and accounting fees. Net cash flows used in operating activities during the six months ended June 30, 2023 primarily relates to the payment of management fees and employee cost sharing expenses as well as payments for legal, marketing, and accounting fees.

Net cash flows used in investing activities during the six months ended June 30, 2024 and 2023 primarily relates to funding costs for our development properties. For additional details regarding our development properties, see “—Our Investments.”

Net cash flows provided by financing activities for the six months ended June 30, 2024 primarily relates to net proceeds from the 1991 Main Mezzanine Loan, proceeds from the 1991 Main Construction Loan, and net proceeds from the 900 8th Land Loan. For additional details regarding our outstanding indebtedness, see “—Liquidity and Capital Resources.” Net cash flows provided by financing activities for the six months ended June 30, 2023 primarily relates to net proceeds received from our Public Offerings, partially offset by deferred financing costs paid in connection with the 1991 Main Construction Loan.

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

Our significant accounting policies are described in “Note 2—Summary of Significant Accounting Policies,” in our consolidated financial statements in this Form 10-Q. There have been no changes to our significant accounting policies and estimates during the six months ended June 30, 2024 as compared to those disclosed in “Note 2—Summary of Significant Accounting Policies” included in our Annual Report for the year ended December 31, 2023, a copy of which may be accessed here.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2024, neither we nor any of our subsidiaries were subject to any material legal proceedings nor were we aware of any material legal proceedings threatened against us or any of our subsidiaries.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Securities

During the six months ended June 30, 2024, we did not sell any equity securities that were not registered under the Securities Act.

Use of Proceeds from Registered Sales of Securities

On September 30, 2021, the SEC declared effective our registration statement on Form S-11, as amended (File No. 333-255424), registering the offer and sale of our ongoing initial public offering of up to $750,000,000 of our Class A units on a continuous “best efforts” basis at an initial price of $99.59 per Class A unit, of which $514,013,330 remained unsold as of June 30, 2024.

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

In connection with the Follow-on Registration Statement, we entered into a non-exclusive dealer manager agreement with the Dealer Manager for the sale of our Class A units through the Dealer Manager. The Dealer Manager will enter into participating dealer agreements and wholesale agreements with other broker-dealers, referred to as “selling group members,” to authorize those broker-dealers to solicit offers to purchase our Class A units. We will pay our Dealer Manager commissions of up to 0.25%, and the selling group members commissions ranging from 0.25% to 4.50%, of the principal amount of a Class A unit sold in the Public Offerings. As of June 30, 2024, we have not sold any Class A units in connection with the Follow-on Offering.

The purchase price for Class A units in our Public Offerings will be the lesser of (i) the current NAV of our Class A units, and (ii) the average of the high and low sale prices of our Class A units on the NYSE during regular trading hours on the last trading day immediately preceding the investment date on which the NYSE was open for trading and trading in our Class A units occurred. As of March 31, 2024 the assumed NAV of our Class A units was equal to $99.59 per Class A unit. Our Manager will calculate our NAV within approximately 60 days of the last day of each quarter and any adjustments will take effect as of the first business day following its public announcement.

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

From the period of October 7, 2021, the date of the first closing held in connection with our Primary Offering, through December 31, 2023, we issued 2,372,289 Class A units in our Primary Offering, raising net offering proceeds of $233.5 million. During the six months ended months ended June 30, 2024, we issued 9,304 Class A units in connection with our Public Offerings. Together with the gross proceeds raised in prior offerings by our predecessor in interest, Belpointe REIT, Inc., as of June 30, 2024, we have raised aggregate gross offering cash proceeds of $355.0 million.

The following tables summarize certain information about the proceeds of our Public Offerings and our use of those proceeds, including direct or indirect payments to our directors, officers, affiliates or to any person owning 10% or more of any class of our equity securities as of June 30, 2024:

Offering proceeds
Class A units sold	2,381,593
Gross offering proceeds	$235,976,670
Selling commissions	—
Offering costs (1) (2) (3)	1,736,903
Net offering proceeds	$234,239,767

(1)	Includes $0.3 million of reimbursements to an affiliate for costs incurred on our behalf.

(2)	Direct or indirect payments of $1.4 million have been made to others, including payments for legal, accounting, transfer agent, FINRA, and filing fees, as of June 30, 2024.

(3)	Includes all offering costs incurred in connection with any offer and sale of securities by the Company.

Uses of net offering proceeds (in thousands)
Purchases and development of real estate (1)	$179,600
Funding of loans receivable (2)	34,955
Working capital (3) (4)	19,685
$234,240

(1)	Includes direct or indirect payments of $10.0 million to directors, officers and affiliates as of June 30, 2024 predominantly for development fees, insurance premiums, and employee reimbursement expenditures.

(2)	Includes direct payment of $30.0 million to Norpointe, an affiliate of our Chief Executive Officer. Please see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Other Income (Loss)—Interest Income” for additional detail regarding the Norpointe Loan.

(3)	Includes direct or indirect payments of $9.0 million to directors, officers and affiliates as of June 30, 2024 for management fees, insurance premiums and employee cost sharing expenses (pursuant to the Management Agreement and employee and cost sharing agreement). Please see “Note 4 – Related Party Arrangements” in our consolidated financial statements in this Form 10-Q for additional information regarding fees incurred on our behalf by, and expenses reimbursable to, our Manager and its affiliates.

(4)	Includes direct or indirect payments of $2.8 million to others, including payments for legal, accounting, marketing, transfer agent and filing fees, as of June 30, 2024.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
3.1	Certificate of Formation.	S-11	333-225242	3.1	April 22, 2021
3.2	Amended and Restated Limited Liability Company Operating Agreement.	S-11	333-225242	3.2	April 22, 2021
4.1	Subscription Agreement (included in Appendix B).	S-11	333-271262	4.1	April 14, 2023
10.1	Promissory Note (Mezzanine Loan), dated as of January 31, 2024.	10-K	001-40911	10.5	March 29, 2024
10.2	Mortgage Loan Agreement, dated as of May 23, 2023.
10.3	Construction Loan Agreement, dated as of June 28, 2024.
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELPOINTE PREP, LLC

Date: August 14, 2024	By:	/s/ Brandon E. Lacoff
Brandon E. Lacoff
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Martin Lacoff
Martin Lacoff
Chief Strategic Officer, Principal Financial Officer and Director
(Principal Financial Officer)

