Form 10-K/A
period 2023-12-31
Belpointe PREP, LLC
filed 2024-09-20
CIK 1807046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

As of March 22, 2024, the registrant had 3,631,703 Class A units, 100,000 Class B units and one Class M unit outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) to Belpointe PREP, LLC’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2023 (“Original Filing”) is being filed solely for purposes of conforming the language in the certifications filed as Exhibit 31 to the Original Filing to the language set forth in Item 601(b)(31)(i) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Except as expressly set forth above, this Amendment does not reflect events occurring after the filing date of the Original Filing or modify or update any of the other disclosures set forth therein. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the U.S. Securities and Exchange Commission filed subsequent to the Original Filing.

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

Date: September 20, 2024

Belpointe PREP, LLC

By:	/s/ Brandon E. Lacoff
Brandon E. Lacoff
Chairman of the Board and Chief Executive Officer

By:	/s/ Martin Lacoff
Martin Lacoff
Director, Chief Strategic Officer, Principal Financial Officer and Principal Accounting Officer

