Form 10-Q/A
period 2024-03-31
Belpointe PREP, LLC
filed 2024-09-20
CIK 1807046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Yes ☐ No ☒

As of May 10, 2024, the registrant had 3,631,703 Class A units, 100,000 Class B units and one Class M unit outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) to Belpointe PREP, LLC’s (the “Company”) Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 (“Original Filing”) is being filed solely for purposes of conforming the language in the certifications filed as Exhibit 31 to the Original Filing to the language set forth in Item 601(b)(31)(i) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

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

BELPOINTE PREP, LLC

Date: September 20, 2024	By:	/s/ Brandon E. Lacoff
Brandon E. Lacoff
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: September 20, 2024	By:	/s/ Martin Lacoff
Martin Lacoff
Chief Strategic Officer, Principal Financial Officer and Director
(Principal Financial Officer)

