Form 10-Q/A
period 2024-06-30
Belpointe PREP, LLC
filed 2024-09-20
CIK 1807046

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

Yes ☐ No ☒

As of August 9, 2024, the registrant had 3,631,703 Class A units, 100,000 Class B units and one Class M unit outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) to Belpointe PREP, LLC’s (the “Company”) Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 (“Original Filing”) is being filed solely for purposes of conforming the language in the certifications filed as Exhibit 31 to the Original Filing to the language set forth in Item 601(b)(31)(i) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

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

