Form 10-K
period 2024-12-31
Belpointe PREP, LLC
filed 2025-03-31
CIK 1807046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED December 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 001-40911

Belpointe PREP, LLC

(Exact name of registrant as specified in its charter)

Delaware	84-4412083
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The aggregate market value of Class A units held by non-affiliates of the registrant as of June 30, 2024 was approximately $194,332,491, based on the closing sale price reported for such date on the NYSE American. Class A units held by each executive officer, director and holder of more than 5% of the registrant’s Class A units have been excluded based on the assumption that such persons may be deemed to be affiliates. These assumptions should not be deemed to constitute an admission that such persons are affiliates, or that there are not other persons who may be deemed to be affiliates, of the registrant. The registrant’s Class B units and Class M unit are not listed on a national securities exchange or traded in an organized over-the-counter market.

As of March 28, 2025, the registrant had 3,668,388 Class A units, 100,000 Class B units and one Class M unit outstanding.

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

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-K, including, among others, the risks set forth in Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as from time to time in our other filings with the U.S. Securities and Exchange Commission (“SEC”). A summary of principal risk factors that make investing in our securities risky and that may cause actual results to differ materially are set forth below:

●	the impact of macroeconomic trends, such as international trade relations, the rate of unemployment, energy prices, tariffs, immigration, taxes, interest rates, the rate of inflation, the availability of credit and the general U.S. regulatory environment;

●	adverse developments in the availability of desirable investment opportunities whether due to competition, regulation or otherwise;

●	general political, economic and competitive conditions in the United States;

●	the level and volatility of prevailing interest rates and credit spreads;

●	the net asset value (“NAV”) per Class A unit that we publish may not necessarily reflect changes in our NAV that are not immediately quantifiable;

●	general volatility of the capital markets and the market price of our Class A units;

●	adverse changes in the real estate and real estate capital markets;

●	the impact of tighter credit underwriting standards for banks and financial institutions that provide construction financing;

●	difficulties or delays in completing projects on budget and on schedule;

●	difficulties or delays in raising sufficient proceeds in our ongoing public offering to fund our projects;

●	geographic concentration of our investments;

●	changes in the rules and regulations relating to the Tax Cuts and Jobs Act of 2017, including the qualified opportunity zone regulations and Section 199A of the Internal Revenue Code of 1986, as amended (the “Code”) and the regulations adopted thereunder;

●	our ability to comply with the rules and regulations relating to investing in qualified opportunity zones;

●	limited ability to dispose of assets because of the relative illiquidity of real estate investments;

●	intense competition in the real estate market that may limit our ability to attract or retain tenants or re-lease space;

●	defaults on or non-renewal of leases by tenants;

●	increased operating costs;

●	our failure to obtain necessary outside financing;

●	decreased rental rates or increased vacancy rates;

●	difficulties in identifying properties to acquire and in consummating real estate acquisitions, developments, joint ventures and dispositions;

●	our failure to successfully operate acquired properties and operations;

●	exposure to liability relating to environmental and health and safety matters;

●	changes in real estate and zoning laws and increases in real property tax rates;

●	any market deterioration that causes the value of our real estate investments to decline;

●	our failure to maintain our status as a publicly traded partnership and qualified opportunity fund;

●	failure of acquisitions to yield anticipated results;

●	risks associated with derivatives or hedging activity;

●	our level of debt and the terms and limitations imposed on us by our debt agreements;

●	the need to invest additional equity in connection with debt refinancings as a result of reduced asset values;

●	our ability to retain our executive officers and other key personnel of Belpointe, LLC (our “Sponsor”), Belpointe PREP Manager, LLC (our “Manager”) and their affiliates;

●	expected rates of return provided to investors;

●	the ability of our Sponsor, Manager and their affiliates to source, originate and service our investments, and the quality and performance of those investments;

●	legislative or regulatory changes impacting our business or our investments;

●	changes in business conditions and the market value of our investments, including changes in interest rates, prepayment risk, operator or borrower defaults or bankruptcy, and generally the increased risk of loss if our investments fail to perform as expected;

●	our ability to implement effective conflicts of interest policies and procedures among the various real estate investment programs sponsored by our Sponsor;

●	our compliance with applicable local, state and federal laws, including the Investment Advisers Act of 1940, as amended, the Investment Company Act of 1940, as amended, and other laws;

●	difficulty in successfully managing our growth, including integrating new assets into our existing systems; and

●	changes to accounting principles generally accepted in the United States of America, or policy changes from standard-setting bodies such as the Financial Accounting Standards Board, the SEC, the Internal Revenue Service, the NYSE American and other authorities that we are subject to.

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

For the year ended December 31, 2024, we issued 41,774 Class A units in connection with our Public Offerings. Together with the gross proceeds raised by Belpointe REIT in its prior offerings, as of December 31, 2024, we have raised aggregate gross offering cash proceeds of $357.3 million.

Overview of our Business and Operations

We are the only publicly traded qualified opportunity fund listed on a national securities exchange. We are a Delaware limited liability company formed on January 24, 2020, and a partnership for U.S. federal income tax purposes. We are focused on identifying, acquiring, developing or redeveloping and managing commercial and mixed-use real estate located within qualified opportunity zones. At least 90% of our assets consist of qualified opportunity zone property. We qualified as a qualified opportunity fund beginning with our taxable year ended December 31, 2020. Because we are a qualified opportunity fund certain of our investors are eligible for favorable capital gains tax treatment on their investments.

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

Our Sponsor

Our Sponsor, Belpointe, LLC, a leading investment firm based in Greenwich, Connecticut, operates a family office making private investments and oversees its businesses, such as wealth management, legal and real estate services, Our Sponsor’s senior executives have substantial experience in the acquisition, development and ownership of real estate and, as of December 31, 2024, its affiliates have facilitated or originated 13 real estate assets with aggregate purchase prices and construction costs of approximately $400 million. Our Sponsor’s financial management division also currently manages over $5 billion in public securities.

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

Our Reporting Segments

As of December 31, 2024, we have organized our operations into two reporting segments, commercial and mixed-use, based on the way we organize and evaluate our business internally.

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

An eligible investor may defer recognition of capital gains (short-term or long-term) resulting from the sale or exchange of capital assets (or business assets the gain on the sale of which is treated as capital gain) with an unrelated person by reinvesting those gains into a qualified opportunity fund within a period of 180 days generally beginning on the date of the sale or exchange (the “Deferred Capital Gains”). The 180-day period generally begins on the day on which the gains would be recognized for U.S. federal income tax purposes had they not been reinvested into a qualified opportunity fund. Deferred Capital Gains are recognized on the earlier of December 31, 2026 or the date on which an inclusion event occurs, such as the date on which the investor sells its qualified opportunity fund investment.

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

Our Investments

As of the date of this Form 10-K, our investment portfolio consisted of the following commercial and mixed-use rental properties:

1991 Main Street – Sarasota, Florida (“Aster & Links”) – 1991 Main Street (“1991 Main” or “Aster & Links”) is a 5.13-acre site which was acquired for an aggregate purchase price of $20.7 million, inclusive of transaction costs and deferred financing fees. On August 24, 2023, through an indirect majority-owned subsidiary of our Operating Company, we acquired land located in Sarasota, Florida, that was previously subject to a ground lease for a purchase price of $4.9 million, inclusive of transaction costs of $0.1 million. We accounted for the transaction as an asset acquisition. As the acquired land is being held for development, the total purchase price was allocated to Real estate under construction on the consolidated balance sheets.

During the year ended December 31, 2024, we completed construction and began lease up at Aster & Links, our mixed-use luxury development in downtown Sarasota, Florida. Aster & Links is comprised of 424 luxury residential units, including a mix of one-bedroom, two-bedroom, three-bedroom, four-bedroom apartments, townhome-style penthouse apartments, and six guest suite apartments, with approximately 51,000 square feet of retail space located on the first level. Aster & Links is made up of two distinct 10 story buildings and features over 900 garage and surface-level parking spaces, designed to cater to both residents and retail visitors.

In May 2023, we announced the signing of a definitive lease agreement with Sprouts Farmers Market (“Sprouts”). Sprouts, which opened in September 2024 and occupies 23,000 square feet of retail space at Aster & Links, serves as a key anchor tenant, bringing fresh, natural and organic food options to the heart of downtown Sarasota.

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

1991 Main Construction Management Agreement

During the year ended December 31, 2022, our indirect wholly-owned subsidiary entered into a construction management agreement for the development of Aster & Links. The construction management agreement contains terms and conditions that are customary for a project of this type and is subject to a guaranteed maximum price (a “GMP”). We currently anticipate that the funding for construction and soft costs associated with the development will be a minimum of $187.5 million, inclusive of the GMP, and are building to an estimated unlevered yield of greater than 6%.

1991 Main Construction Loan

On May 12, 2023, our indirect majority-owned subsidiary entered into a variable-rate construction loan agreement (the “1991 Main Construction Loan Agreement”) for up to $130.0 million in principal amount (the “1991 Main Construction Loan”) with Bank OZK (the “Mortgage Lender”), which is secured by Aster & Links. Advances under the 1991 Main Construction Loan bear interest at a per annum rate equal to the one-month term Secured Overnight Financing Rate (SOFR) plus 3.45%, subject to a minimum all-in per annum rate of 8.51%, and may be used to fund the development of Aster & Links. The 1991 Main Construction Loan has an initial maturity date of May 12, 2027 and contains a one-year extension option, subject to certain restrictions. As of December 31, 2024, we have drawn down $97.5 million on the 1991 Main Construction Loan.

1991 Main Interest Rate Cap

As required under the terms of the 1991 Main Construction Loan Agreement, our indirect majority-owned subsidiary also entered into an interest rate cap agreement, effective July 10, 2024 (“1991 Main Interest Rate Cap”), which, as of December 31, 2024, had a notional amount of approximately $102.8 million a one-month SOFR rate based strike price of 5.07%, and which is due to mature on July 10, 2025.

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

In connection with the 1991 Main Mezzanine Loan, we are required to maintain an interest reserve and carry reserve for purposes of paying accrued but unpaid interest on the 1991 Main Mezzanine Loan and interest, principal and other obligations under the 1991 Main Construction Loan (the “Reserves”). We also provided the 1991 Main Mezzanine Lender with (i) a completion guaranty, which, among other things, guarantees completion of the work on Aster & Links, and (ii) a carveout guaranty, which, among other things, indemnifies the 1991 Main Mezzanine Lender for losses resulting from certain “bad acts,” insolvency, environmental conditions, violations of the terms of the 1991 Main Mezzanine Loan and certain provisions of the 1991 Main Construction Loan Agreement (collectively, the “Mezzanine Guarantees”). The 1991 Main Construction Loan and the 1991 Main Mezzanine Loan contain financial covenants requiring that we maintain liquid assets of no less than $20.0 million and a net worth of no less than $130.0 million. As of December 31, 2024, the principal balance of the 1991 Main Mezzanine Loan was $46.2 million.

1900 Fruitville Road – Sarasota Florida – 1900 Fruitville Road was a 1.2-acre site, consisting of a retail building and parking lot, which we acquired for an aggregate purchase price of $4.7 million, inclusive of transaction costs. In July 2024 we completed the redevelopment of this property into additional non-exclusive parking for Sprouts, our grocery store tenant at Aster & Links.

1000 First Avenue North and 900 First Avenue North – St. Petersburg, Florida (“Viv”) – We previously acquired several parcels, comprising 1.6-acres of land (previously referred to as 902-1020 First Avenue North, St. Petersburg, Florida), which we acquired for an aggregate purchase price of $12.1 million, inclusive of transaction costs, with the intent to consolidate them and develop into a 15-story high-rise building at 1000 First Avenue North, St. Petersburg, Florida (“1000 First” or “Viv”). As of December 31, 2024, construction on Viv was 72% complete. We currently anticipate construction to be substantially completed in the second half of 2025, with leasing to begin prior.

Viv is comprised of two 11-story residential towers above a 4-story parking garage, featuring 269-apartment homes with a mix of studio, one-bedroom, two-bedroom and three-bedroom units, with approximately 15,500 square feet of retail space located on the first level. Amenities at Viv include a clubroom, fitness center, courtyard with a swimming pool, shared working space and a leasing office.

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

1000 First Construction Management Agreement

In April 2023, our indirect majority-owned subsidiary entered into a construction management agreement in connection with the development of 1000 First. The construction management agreement contains terms and conditions that are customary for a project of this type and is subject to a GMP of $140.5 million.

1000 First Construction Loan

On June 28, 2024, our indirect majority-owned subsidiary entered into a variable-rate construction loan agreement (the “1000 First Construction Loan Agreement”) for up to $104.0 million in principal amount (the “1000 First Construction Loan”) with various lenders, which is secured by 1000 First. Advances under the 1000 First Construction Loan bear interest at a per annum rate equal to the one-month term SOFR plus 3.80%, subject to a minimum all-in per annum rate of 7.55% and may be used to fund the development of 1000 First. The 1000 First Construction Loan has an initial maturity date of June 28, 2027 and contains two one-year extension options, subject to certain restrictions. As of December 31, 2024, we have drawn down $29.5 million on the 1000 First Construction Loan.

1000 First Interest Rate Cap

As required under the terms of the 1000 First Construction Loan Agreement, our indirect majority-owned subsidiary also entered into an interest rate cap agreement, effective June 28, 2024 (the “1000 First Interest Rate Cap”), which, as of December 31, 2024, had a notional amount of approximately $104.0 million, a one-month SOFR rate based strike price of 6.25%, and which is due to mature on July 1, 2025.

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

497-501 Middle and Cedar Swamp Road are located less than a mile from the main college campus at the University of Connecticut (“UConn”) in Storrs, Connecticut (“Storrs”), approximately 30 minutes from Hartford, Connecticut, and 90 minutes from Boston, Massachusetts. UConn ranked 26th among “top public universities” nationally in the 2024 U.S. New & World Report (“U.S. News”) collegiate rankings, and, based on a fact sheet published by UConn, over 19,300 undergraduate students attended college at the Storrs campus in Fall 2023, with more than a third of those students living off campus.

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

1130 Davidson Street – Nashville, Tennessee – 1130 Davidson Street (“1130 Davidson Street”) is an approximately 1.7-acre site consisting of a single-story, 10,000 square foot retail building and associated parking lot, which we acquired for an aggregate purchase price of $2.1 million, inclusive of transaction costs. The building is leased back to the seller through March 2025, with the ability to continue month to month thereafter. In September 2023, the parcel was successfully rezoned to accommodate medium to high density multi-family residential and a mix of other commercial uses including hotel, office, retail and restaurant.

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

Borrowing Policy

We employ leverage in order to provide more funds available for investment. Leverage allows us to make more investments than would otherwise be possible, resulting in a broader portfolio. We believe that careful use of conservatively structured leverage helps us to achieve our diversification goals and potentially enhance the returns on our investments. We also believe that our Sponsor’s ability to obtain both competitive financing and its relationships with top-tier financial institutions will allow our Manager to access and successfully employ competitively priced borrowing.

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

Notwithstanding the foregoing, unless an exception applies, an entity that would otherwise be classified as a partnership for U.S. federal income tax purposes may nevertheless be taxable as a corporation if it is a “publicly traded partnership” within the meaning of Section 7704 the Code. An entity that would otherwise be classified as a partnership is a publicly traded partnership within the meaning of Section 7704 of the Code if its interests are (i) traded on an established securities market, or (ii) readily tradable on a secondary market or the substantial equivalent thereof. Our Class A units are listed on the NYSE American under the symbol “OZ.” There is, however, an exception to taxation as a corporation which is available if at least 90% of a partnership’s gross income for every taxable year consists of “qualifying income” and the partnership is not required to register under the Investment Company Act of 1940, as amended (the “Qualifying Income Exception”). Qualifying income includes certain interest income (other than from a financial business), dividends, real property rents, gains from the sale or other disposition of real property and any gain from the sale or disposition of a capital asset or other property held for the production of income that otherwise constitutes qualifying income. We intend to continue to manage our affairs so that we meet the Qualifying Income Exception in each taxable year and so that neither we nor any of our subsidiaries are required to register under the Investment Company Act of 1940, as amended.

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

In the face of such competition, we expect to greatly benefit from our Manager’s access to our Sponsor’s investment and operating platforms, including without limitation, our Sponsor’s highly experienced management team with significant real estate and asset management expertise, extensive market knowledge and network of industry relationships, which we believe provides us with our own competitive advantage and helps us source, evaluate and compete for investment opportunities.

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

We have a limited operating history, and we may not be able to achieve our investment objectives. As of the year ended December 31, 2024, we had 17 qualified opportunity zone investments in three states and are primarily reliant on the proceeds derived from our public offerings and any financing that might be provided by our Sponsor or its affiliates to fund our operations. We cannot assure you that the past experiences of our Sponsor or its affiliates will be sufficient to allow us to successfully achieve our investment objectives.

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

We have only held our investments for a limited period of time and are not able to provide you with any information to assist you in evaluating the merits of any specific properties or real estate-related investments that we may acquire, except for investments that may be described in one or more filings that we make with the U.S. Securities and Exchange Commission (“SEC”). We will continue to seek to invest substantially all of the net offering proceeds from our Public Offerings, and any other offerings that we may conduct, after the payment of fees and expenses, in the acquisition of or investment in real estate and real estate-related assets, including commercial real estate loans and mortgages, and debt and equity securities issued by other real estate companies, as well as select private equity investments, and opportunistic acquisitions of other qualified opportunity funds and qualified opportunity zone businesses. However, because you will be unable to evaluate the economic merit of our investments before we make them, you will have to rely entirely on the ability of our Manager to select suitable and successful investment opportunities. There can be no assurance that our Manager will be successful in obtaining suitable investments or that, if such investments are made, our investment objectives will be achieved. Furthermore, our Manager has broad discretion in selecting investments, and you will not have the opportunity to evaluate potential investments. These factors increase the risk that your investment may not generate returns comparable to other investment alternatives.

Our Class A units are listed on the NYSE American, however, an active, liquid and orderly market for our Class A units may not develop or be sustained.

Our Class A units are listed on the NYSE American under the symbol “OZ,” however, an active, liquid and orderly market for our Class A units may not be sustained. Further, because we are a qualified opportunity fund eligible investors may defer recognition of capital gains (short-term or long-term) resulting from the sale or exchange of capital assets (or business assets the gain on sale of which is treated as a capital gain) with an unrelated person by reinvesting those gains into our Class A units within a period of 180 days generally beginning on the date of the sale or exchange (the “Deferred Capital Gains”). Deferred Capital Gains are recognized on the earlier of December 31, 2026, or the date on which an inclusion event occurs, such as the date on which an investor sells their Class A units. Eligible investors may also elect to increase the tax basis of Class A units held by them to their fair market value on the date of sale or exchange if they hold our Class A units for a period of ten years or more, up to December 31, 2047. This benefit is not available with respect to sales or exchanges after December 31, 2047. Consequently, fewer Class A units may be actively traded in the public markets which would reduce the liquidity of the market for our Class A units. If an active market for our Class A units is not sustained, you may be unable to sell your Class A units at the time you desire to sell them, at a price at or above the price you paid for them, or without experiencing volatility in the price of our Class A units. An inactive market may also impair our ability to raise capital by selling Class A units and may impair our ability to make opportunistic acquisitions of other qualified opportunity funds and qualified opportunity zone businesses using our Class A units as consideration.

If we are unable to raise sufficient proceeds in our ongoing Public Offerings, and any other offerings that we may conduct, we may not be able to fund all of our existing projects or find additional suitable investments, and, as a result, we may not be able to achieve our investment objectives or pay distributions.

Our ability to achieve our investment objectives and to pay distributions depends, in part, on our ability to fund our existing projects and on the ability of our Manager to find additional suitable and successful investment opportunities for us. If we fail to raise sufficient proceeds from the sale of Class A units in our Public Offerings, and any other offerings that we may conduct, we may be unable to fund all of our existing projects or to make additional suitable investments. At the same time, the more money we raise in our Public Offerings, and any other offerings that we may conduct, the greater our challenge will be to invest all of the net offering proceeds in investments that meet our investment criteria. Our investments consist of and are expected to continue to consist of properties located in qualified opportunity zones for the development or redevelopment of multifamily, student housing, senior living, healthcare, industrial, self-storage, hospitality, office, mixed-use, data centers and solar projects (collectively, “the qualified opportunity zone investments”) located throughout the United States and its territories. We also anticipate identifying, acquiring, developing or redeveloping and managing a wide range of commercial real estate properties located throughout the United States and its territories, including, but not limited to, real estate-related assets, such as commercial real estate loans and mortgages, and debt and equity securities issued by other real estate-related companies, as well as making private equity acquisitions and investments, and opportunistic acquisitions of other qualified opportunity funds and qualified opportunity zone businesses, with the goal of increasing distributions and capital appreciation. We cannot assure you that our Manager will be successful in locating and obtaining additional suitable qualified opportunity zone investments or that, if our Manager makes additional qualified opportunity zone investments on our behalf, our objectives will be achieved. What’s more, increased competition from other opportunity zone funds as well as any prospective legislative or regulatory changes related to qualified opportunity zone investments, may make it more difficult for our Manager to make suitable qualified opportunity zone investments. If we, through our Manager, are unable to find suitable investments promptly, we may invest in short-term, investment-grade obligations or accounts in a manner that is consistent with our qualification as a publicly traded partnership and qualified opportunity fund. If we would continue to be unsuccessful in locating suitable investments, we may ultimately decide to liquidate. In the event we are unable to timely locate suitable investments, we may be unable or limited in our ability to pay distributions and we may not be able to meet our investment objectives.

Our ability to deploy the capital we raise in our Public Offerings may be constrained.

We may have difficulty identifying and purchasing suitable properties on attractive terms. In addition, increased competition from other opportunity zone funds, a lack of suitable qualified opportunity zone investment opportunities or other market-related constraints, may also make it more difficult for our Manager to deploy the capital we raise in our Public Offerings. Therefore, there could be a delay between the time we receive net proceeds from the sale of our Class A units in our Public Offerings and the time we invest the net proceeds. This could cause a substantial delay in the time it takes for your investment to realize its full potential return and could adversely affect our ability to pay regular distributions of cash flow from operations to you. If we fail to timely invest the net proceeds of our Public Offerings, our results of operations and financial condition may be adversely affected.

Our NAV per Class A unit may change materially from our current NAV.

Each quarter, we calculate our net asset value (“NAV”) and NAV per Class A unit as of the last day of the quarter (the “Determination Date”). Our NAV per Class A unit is equal to our NAV as of the Determination Date, divided by the number of Class A units outstanding on the Determination Date. We disclose our determination of NAV and NAV per Class A unit within approximately 60 days of the Determination Date. Any adjustments to our NAV and the per Class A unit purchase price take effect as of the first business day following its public announcement.

Valuations and appraisals of our real estate and real estate assets are estimates of fair value and may not necessarily correspond to realizable value, in addition it may be difficult to reflect, fully and accurately, material events that impact our NAV.

Our NAV is calculated using a process that may reflect some or all of the following components: (i) estimated values of each of our assets and investments, including related liabilities (but may, in our discretion, exclude deal-level carried interest allocations), based on: (a) market capitalization rates, comparable transaction information, interest rates, adjusted net operating income; (b) with respect to debt, default rates, discount rates and loss severity rates; (c) for commercial real estate properties that have development or value add plans, progress along such development or value add plans; and (d) in certain instances, reports of the underlying assets and investments by an independent valuation expert; (ii) the price of liquid assets for which third party market quotes are available; (iii) accruals of our periodic distributions; and (iv) estimated accruals of our operating revenues and expenses (excluding property management oversight fees).

We may engage a third party to prepare or assist with preparing the NAV of our Class A units. In addition, where we determine that an independent appraisal is necessary, including, without limitation, where our Manager is unsure of its ability to accurately determine the estimated values of our assets and investments, or where third party market values for comparable assets and investments are either nonexistent or extremely inconsistent, we will engage an appraiser that has expertise in appraising the types of assets and investments that we hold to act as our independent valuation expert. The independent valuation expert is not be responsible for, and will not prepare or assist with preparing our NAV per Class A unit.

As with any asset valuation protocol, the conclusions reached by our Manager or any third-party firm that we engage to prepare or assist with preparing the NAV of our Class A units involves significant judgments, assumptions, and opinions in the application of both observable and unobservable attributes that may or may not prove to be correct. The use of different judgments or assumptions would likely result in different estimates of the value of our assets and investments and, consequently, our NAV. Moreover, although we calculate and provide our NAV on a quarterly basis, our NAV may fluctuate daily, accordingly the NAV in effect for any given fiscal quarter may not accurately reflect the amount that might otherwise be paid for your Class A units in a market transaction. Further, for any given fiscal quarter, our published NAV may not fully reflect certain material events to the extent that they are unknown or their financial impact on our assets or investments is not immediately quantifiable.

Our goal is to provide a reasonable estimate of the market value of our Class A units within approximately 60 days of the last day of each quarter.

NAV calculations are not set by governmental or independent securities, financial or accounting rules or standards.

It is important to note that the determination of our NAV is not based on, nor is it intended to comply with, fair value standards under U.S. GAAP, and our NAV may not be indicative of the price that we would receive for our assets at current market conditions. In addition, we do not represent, warrant or guarantee that: (i) you will be able to realize the NAV per Class A unit for your Class A units if you attempt to sell them; (ii) you will ultimately realize distributions per Class A unit equal to the NAV per Class A units you own upon liquidation of our assets and investments and settlement of our liabilities or a sale of our company; (iii) our Class A units will trade at their NAV per Class A unit on the NYSE; or (iv) a third party would offer the NAV per Class A unit in an arm’s-length transaction to purchase all or substantially all of our Class A units. Furthermore, any distributions that we make will directly impact our NAV, by reducing the amount of our assets.

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

This team of investment, asset management and other professionals, acting through our Manager, makes all decisions regarding the origination, selection, evaluation, structuring, acquisition, financing and development of our commercial real estate properties, real estate-related assets, including commercial real estate loans and mortgages, and debt and equity securities issued by other real estate-related companies, as well as private equity acquisitions and investments, and opportunistic acquisitions of other qualified opportunity funds and qualified opportunity zone businesses, subject to the limitations in our Operating Agreement. Our Manager also provides portfolio management, marketing, investor relations, financial, accounting, and other administrative services on our behalf with the goal of maximizing our operating cash flow and preserving our invested capital. As such, our ability to achieve our investment objectives and to pay distributions to the holders of our Class A units is dependent in part on our Sponsor’s financial condition and our Sponsor’s and our relationship with our Manager. Any adverse changes in our Sponsor’s financial condition or our Sponsor’s or our relationship with our Manager could hinder our ability to successfully manage our operations and our portfolio of assets and investments. In addition, our Manager and our Sponsor only have limited assets and our recourse against our Manager or our Sponsor if our Manager does not fulfill its obligations under the Management Agreement, is limited to termination of the Management Agreement.

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

While our goal is to pay distributions from cash flow from operations, we may, at the discretion of our Manager, subject to Board oversight, use other sources to fund distributions, including, without limitation, the sale of assets, borrowings in anticipation of future operating cash flow, net proceeds of our Public Offerings, and any other offerings that we may conduct, cash advances by our Manager, cash resulting from a waiver of fees or reimbursements due to our Manager or the issuance of additional securities. We will only fund distributions by a return of capital following the sale of assets, unless otherwise determined by our Manager in its discretion. Funding distributions from the sales of assets, borrowings, return of capital or proceeds of this offering will result in us having less funds available to make investments. As a result, the return you realize on your investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute your interest in us on a percentage basis and may impact the value of our Class A units. We can provide no assurances that future cash flow will support payment of distributions or maintaining distributions at any level, if at all.

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

Our investment guidelines delegate broad discretion to our Manager and our Board does not approve each investment and financing decision made by our Manager.

Our investment guidelines delegate to our Manager discretion and authority to execute acquisitions and dispositions of investments (including the reinvestment of capital basis and gains) in commercial real estate properties, real estate-related assets, including commercial real estate loans and mortgages, and debt and equity securities issued by other real estate-related companies, as well as private equity acquisitions and investments, and opportunistic acquisitions of other qualified opportunity funds and qualified opportunity zone businesses, provided such investments are consistent with our investment objectives and strategy and our investment guidelines. Our Manager’s investment committee will periodically review our portfolio of assets and investments, our investment objectives and strategy and our investment guidelines to determine whether they remain in the best interests of our members and may recommend changes to our Board as it deems appropriate. Our Board does not, and is not be required to, review all of our proposed investments. Our Manager may use complex strategies or enter into costly transactions that are difficult or impossible to unwind by the time they are reviewed by our Board, which could result in investment returns that are below expectations or that result in losses, and which would materially and adversely affect our business operations and results.

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

Our Manager will hold our Class M unit for so long as it remains our manager. Accordingly, our Manager is able to determine the outcome of all matters on which our Class M unit has a vote. Such matters include certain mergers and acquisitions, certain amendments to our Operating Agreement and the election of one Class III director (the “Class M Director”). The Class M unit does not represent an economic interest in the Company.

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

We are engaged primarily in the business of investing in real estate and to conduct our operations such that neither we nor any of our subsidiaries are required to register as an “investment company” under the Investment Company Act.

Maintaining our exclusion from registration under the Investment Company Act limits our ability to make certain investments. In addition, although we intend to continuously monitor our holdings, there can be no assurance that we, our Operating Companies or any of the subsidiaries of our Operating Companies will be able to maintain our exclusion from registration. A change in the value of any of our assets could negatively affect our ability to maintain our exclusion from registration and we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise want to retain. In addition, we may have to acquire additional assets that we might not otherwise have acquired or may have to forego opportunities to acquire assets that we would otherwise want to acquire and would be important to our investment strategy.

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

Our activities and investments may be adversely affected by changes in market, economic, political or regulatory conditions, such as fluctuations in real estate market prices, rising interest rates, availability of credit, credit defaults, rising inflation rates, supply chain disruptions, labor shortages, economic uncertainty, instability in the banking system, changes in laws (including laws relating to taxation of us or of our investments), and national and international political, environmental and socioeconomic circumstances (including disease outbreaks, wars, cyberattacks, terrorist acts or security operations), such as the conflict between Russia and Ukraine, the Israel-Hamas war or changes in U.S. policy that may lead to significant increases in tariffs for imported goods, which may strain international trade relations and increase the risk of retaliatory tariffs imposed by foreign governments on goods imported from the U.S., as well as by numerous other factors outside of our control. In addition, our financial condition may be adversely affected by an economic downturn, related to market, economic or political instability, or otherwise. A recession, slowdown or sustained downturn in the U.S. or global economy (or any particular segment thereof), inflationary pressures or the weakening of credit markets could adversely affect the value of our investments and our profitability, impede our ability to perform under or refinance our existing obligations, and impair our ability to effectively deploy our capital or effectively exit or realize upon investments on favorable terms. It is not possible for us to predict whether or to what extent these factors may negatively impact economies around the world, including the U.S., and if any of the foregoing market, economic or political issues are not managed appropriately, they could impair our profitability or result in substantial or total losses to us in respect of certain investments, which losses may be exacerbated by our use of leverage.

Recent uncertainty surrounding legislation, regulation and governmental policy at the U.S. federal level could lead to disruptions in or have the effect of negatively impacting our business, financial condition, results of operations and cash flows.

There is significant uncertainty surrounding legislation, regulation and government policy at the U.S. federal level, as well as uncertainty at certain state and local government levels. Recent events have lead to a climate of heightened ambiguity and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. The current U.S. federal government’s ongoing changes to U.S. policy may impact the U.S. and global economies, international trade and relations, unemployment rates, energy prices, tariffs, immigration, taxes, inflation and the general U.S. regulatory environment, among other things. Although we cannot predict the impact, if any, of these changes on our business activities and investments, they could negatively affect our business, financial condition, results of operations and cash flows.

Our cash, cash equivalents and other investments may be adversely effected if the financial institutions in which we hold our cash, cash equivalents and other investments were to fail.

We regularly maintain cash balances in third-party financial institutions in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit. If our financial institutions were to enter into receivership or become insolvent in the future as a result of economic or financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and other investments may be threatened, which could have a material adverse effect on our business, financial condition and results of operations.

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

We are subject to fraud risk, which could adversely affect our business, financial condition and results of operations.

Bad actors are using increasingly sophisticated schemes to engage in illegal activities such as mortgage and loan fraud, and we may be required to devote significant financial resources to discovering and discouraging fraudulent activities. Furthermore, fraudulent activities could result in increased costs and expenses, including litigation expenses, diversion of management time, and other disruptions to our operations, which could adversely affect our business, financial condition and results of operations.

On December 5, 2024, the Galinn Fund LLC, a New York limited liability company (“Galinn”), filed a complaint in Connecticut State Superior Court naming CMC Storrs SPV, LLC (“CMC”), the holding company for our investment property located at 497-501 Middle Turnpike, Storrs, Connecticut (“497-501 Middle”), as a defendant, alongside Chen Ji, an individual (“Chen”), and two additional entities (the “Guarantors”). In the complaint Galinn alleges, among other things, that on May 24, 2024, Chen, on behalf of CMC, executed a mortgage note (the “Note”) in the principal amount of $3.0 million (the “Loan”), which was secured in part by a mortgage against 497-501 Middle (the “Mortgage”). Galinn further alleges that CMC is in default under both the Note and Mortgage for failure to make payments when due. Galinn is seeking to foreclose on the Mortgage and damages against CMC and the Guarantors. In March 2020, when we first acquired an equity interest in CMC, Chen was an affiliate of the entity, however, he thereafter exited the investment and is no longer in any way affiliated with or authorized to act on behalf of CMC. We maintain that the Loan was obtained as a result of Chen’s fraud and Galinn’s negligence, and had Galinn done adequate due diligence, or reviewed the publicly available filings on the State of Connecticut’s Business Records website, or even a basic Google search, Chen’s lack of authority would have been readily apparent prior to Galinn having made the Loan.

We dispute any liability in this litigation, believe we have substantial defenses to Galinn’s claims, and are vigorously defending the matter.

Our performance is subject to risks associated with the real estate industry.

The real estate industry is cyclical in nature, and a deterioration of real estate fundamentals generally, and in the areas where our properties are located in particular, will have an adverse effect on the performance of our investments. The value of real estate assets and real estate-related investments can fluctuate for various reasons. The following factors, among others, may adversely affect the real estate industry, including our properties, and could therefore adversely impact our financial condition and results of operations:

●	interest rate fluctuations and lack of availability of financing;

●	changes in national, regional or local economic, demographic or capital market conditions;

●	persistent inflation;

●	a lack of appropriate real estate investment opportunities, including appropriate qualified opportunity zone investment opportunities;

●	disease outbreaks;

●	acts of war, cyberattacks or terrorism;

●	bank liquidity;

●	increases in borrowing rates;

●	changes in environmental and zoning laws;

●	fluctuations in energy costs;

●	overbuilding and increased competition for properties targeted by our investment strategy;

●	future adverse national real estate trends, including increasing vacancy rates, declining rental rates and general deterioration of market conditions;

●	changes in supply and demand fundamentals;

●	limitations, reductions or eliminations of tax benefits;

●	casualty or condemnation losses;

●	bankruptcy, financial difficulty or lease default of a major tenant;

●	regulatory limitations on rent;

●	increased mortgage defaults and the availability of mortgage funds which may render the sale or refinancing of properties difficult or impracticable;

●	changes in laws, regulations and fiscal policies, including increases in property taxes and limitations on rental rates;

●	natural disasters, severe weather patterns and similar events;

●	declines in consumer confidence and spending; and

●	public perception that any of the above events may occur.

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

We depend on tenants for our revenue, and lease defaults or terminations could reduce our net income and limit our ability to pay distributions.

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

Holders of our Class A units have no right to enforce the obligations of our Sponsor, Manager, or any of their or our affiliates under the terms of any agreements with the Company.

Our agreements between the Company, on one hand, and our Sponsor, Manager, or any of their or our affiliates, on the other, do not grant to the holders of our Class A units, separate and apart from the Company, the right to enforce the terms of such agreements or any obligations of our Sponsor, Manager or their or our affiliates in favor of the Company.

The management fee our Manager is entitled to receive is based on our NAV and our Manager is ultimately responsible for calculating our NAV.

We are obligated to pay our Manager a quarterly management fee at an annualized rate of 0.75%. The management fee is based on our NAV, as calculated and adjusted by our Manager at the end of each quarter. We will announce our NAV within approximately 60 days of the last day of each quarter. Our NAV is calculated using a process designed to produce a fair and accurate estimate of the price that would be received for our assets and investments in an arm’s-length transaction between a willing buyer and a willing seller in possession of all material information about our assets and investments. As with any asset valuation protocol, the conclusions reached by our Manager or any third-party firm that we engage to prepare or assist with preparing the NAV of our Class A units involve significant judgments, assumptions, and opinions in the application of both observable and unobservable attributes that may or may not prove to be correct. It is important to note that the determination of our NAV is not based on, nor is it intended to comply with, fair value standards under U.S. GAAP, and our NAV may not be indicative of the price that we would receive for our assets at current market conditions. There can be no assurance that the judgments, assumptions, and opinions used by our Manager to calculate our NAV, or the resulting NAV, are the same as those judgments, assumptions and opinions that would be used, or the NAV that would be calculated, by an independent third-party firm. In addition, our Manager may benefit from our retaining ownership of our assets and investments in order to avoid a reduction in our NAV at times when the holders of our Class A units may be better served by the sale or disposition of our assets or investments. If our NAV is calculated in a way that is not reflective of our actual NAV, then the purchase price of shares of our Class A units may not accurately reflect the value of our assets and investments, and your Class A units may be worth less than the purchase price paid.

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

In order to receive the benefits of investing in a qualified opportunity fund, taxpayers must make deferral elections on Form 8949, Sales and Other Dispositions of Capital Assets, which will need to be attached to their U.S. federal income tax returns for the taxable year in which gain treated as capital gain (short-term or long-term) that results from the sale or exchange of capital assets to an unrelated person would have been recognized had it not been deferred. In addition, Form 8997, Initial and Annual Statement of Qualified Opportunity Fund (QOF) Investments, requires eligible taxpayers holding a qualified opportunity fund investment at any point during the tax year to report: (i) qualified opportunity fund investments holdings at the beginning and end of the tax year; (ii) current tax year capital gains deferred by investing in a qualified opportunity fund; and (iii) qualified opportunity fund investments disposed of during the tax year. Taxpayers may receive a Letter 6502, Reporting Qualified Opportunity Fund (QOF) Investments, or a Letter 6503, Annual Reporting of Qualified Opportunity Fund (QOF) Investments, if they have not properly followed the instructions for Form 8997, Initial and Annual Statement of Qualified Opportunity Fund (QOF) Investments, and the IRS is missing information, the taxpayer entered invalid information, or the requirements to maintain a qualifying investment have not been followed. Taxpayers who receive a Letter 6502, Reporting Qualified Opportunity Fund (QOF) Investments, or a Letter 6503, Annual Reporting of Qualified Opportunity Fund (QOF) Investments, may need to file an amended return or an administrative adjustment request with a properly completed Form 8997, Initial and Annual Statement of Qualified Opportunity Fund (QOF) Investments. The procedures that you will need to follow to defer your capital gains and the requirements related to maintaining a qualifying investment are highly technical and complex, accordingly, we recommend that you consult with your own tax advisor.

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

Item 3. Legal Proceedings.

From time to time we may be involved in various claims and legal matters arising in the ordinary course of business.

We record loss contingencies for legal matters when it is both probable that liability will be incurred, and the amount of loss can be reasonably estimated. Where the reasonable estimate of a probable loss is a range, we record the most likely estimate of loss within that range.

For the litigation described below, we do not believe liability is probable and therefore have not accrued loss contingencies for the matter. However, litigation and other disputes are inherently unpredictable and subject to substantial uncertainties. We will reassess our accruals on an ongoing basis taking into account the procedural stage and developments in the litigation.

The Galinn Fund LLC

On December 5, 2024, the Galinn Fund LLC, a New York limited liability company (“Galinn”), filed a complaint in Connecticut State Superior Court naming CMC Storrs SPV, LLC (“CMC”), the holding company for our investment property located at 497-501 Middle Turnpike, Storrs, Connecticut (“497-501 Middle”), as a defendant, alongside Chen Ji, an individual (“Chen”), and two additional entities (the “Guarantors”).

In the complaint Galinn alleges, among other things, that on May 24, 2024, Chen, on behalf of CMC, executed a mortgage note (the “Note”) in the principal amount of $3.0 million (the “Loan”), which was secured in part by a mortgage against 497-501 Middle (the “Mortgage”). Galinn further alleges that CMC is in default under both the Note and Mortgage for failure to make payments when due. Galinn is seeking to foreclose on the Mortgage and damages against CMC and the Guarantors.

In March 2020, when we first acquired an equity interest in CMC, Chen was an affiliate of the entity, however, he thereafter exited the investment and is no longer in any way affiliated with or authorized to act on behalf of CMC. We maintain that the Loan was obtained as a result of Chen’s fraud and Galinn’s negligence, and had Galinn done adequate due diligence, or reviewed the publicly available filings on the State of Connecticut’s Business Records website, or even a basic Google search, Chen’s lack of authority would have been readily apparent prior to Galinn having made the Loan.

We dispute any liability in this litigation, believe we have substantial defenses to Galinn’s claims, and are vigorously defending the matter.

As of December 31, 2024, neither we nor any of our subsidiaries were subject to any other material legal proceedings.

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

Holders

As of March 28, 2025, there were 46 holders of record of our Class A units, and one holder of record of each of our Class B units and Class M unit, respectively.

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

Each quarter, our Manager calculates our NAV and NAV per Class A unit as of the last day of the quarter (the “Determination Date”). Our NAV per Class A unit is equal to our NAV as of the Determination Date, divided by the number of Class A units outstanding on the Determination Date. We disclose our determination of NAV and NAV per Class A unit within approximately 60 days of the Determination Date. Any adjustments to our NAV and the per Class A unit purchase price take effect as of the first business day following its public announcement. As of December 31, 2024, our NAV per Class A units was $119.94.

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

From the period of October 7, 2021, the date of the first closing held in connection with our Primary Offering, through December 31, 2023, we issued 2,372,289 Class A units in our Primary Offering, raising net offering proceeds of $233.5 million. For the year ended December 31, 2024, we issued 41,774 Class A units in connection with our Public Offerings, raising net offering proceeds of $3.0 million. Together with the gross proceeds raised in Belpointe REIT, Inc.’s prior offerings, as of December 31, 2024, we have raised aggregate gross offering cash proceeds of $357.3 million.

The following tables summarize certain information about the Public Offering proceeds and our use of proceeds, including direct or indirect payments to our directors, officers, affiliates or to any person owning 10% or more of any class of our equity securities as of December 31, 2024:

Offering proceeds
Class A units sold	2,414,063
Gross offering proceeds	$238,326,670
Selling commissions	5,000
Offering costs (1) (2) (3)	1,741,256
Net offering proceeds	$236,580,414

(1)	Includes $0.3 million of reimbursements to an affiliate for costs incurred on our behalf.
(2)	Direct or indirect payments of $1.4 million have been made to others, including payments for legal, accounting, transfer agent, FINRA, and filing fees, as of December 31, 2024.
(3)	Includes all offering costs incurred by the Company in connection with any offer and sale of securities by the Company.

Uses of net offering proceeds (in thousands)
Funding of loans receivable (1)	$34,955
Purchases and development of real estate (2)	180,594
Working capital (3) (4)	21,031
$236,580

(1)	Includes direct payment of $30.0 million to Norpointe, an affiliate of our Chief Executive Officer. See “Part III, Item 13—Certain Relationships and Related Transactions, and Director Independence—Our Affiliate Transactions—Our Transaction with Norpointe, LLC” for additional details regarding our transactions with Norpointe.

(2)	Includes direct or indirect payments of $10.0 million to directors, officers and affiliates as of December 31, 2024 predominantly for insurance premiums and employee reimbursement expenditures (pursuant primarily to our development management agreements). See “Part III, Item 13—Certain Relationships and Related Transactions, and Director Independence—Our Affiliate Transactions” for additional information regarding fees incurred on our behalf by, and expenses reimbursable to, our Manager and its affiliates.

(3)	Includes direct or indirect payments of $9.4 million to directors, officers and affiliates as of December 31, 2024 for management fees, insurance premiums and employee cost sharing expenses (pursuant to our Management Agreement and Employee and Cost Sharing Agreement). See “Part III, Item 13—Certain Relationships and Related Transactions, and Director Independence—Our Affiliate Transactions” for additional information regarding fees incurred on our behalf by, and expenses reimbursable to, our Manager and its affiliates.

(4)	Includes direct or indirect payments of $3.8 million to others, including payments for legal, accounting, marketing, transfer agent and filing fees, as of December 31, 2024.

Unregistered Sales of Equity Securities

As of December 31, 2024, we have not sold any equity securities within the past three years that were not registered under the Securities Act.

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

In addition, our Follow-on Registration Statement constitutes a post-effective amendment to the registration statement on Form S-11, as amended (File No. 333-255424), registering the offer and sale of our ongoing initial public offering of up to $750,000,000 of our Class A units, declared effective by the SEC on September 30, 2021 (our “Primary Offering” and, together with our Follow-on Offering, our “Public Offerings”) conforming our Primary Offering to our Follow-on Offering.

For the year ended December 31, 2024, we issued 41,774 Class A units in connection with our Public Offerings. Together with the gross proceeds raised by Belpointe REIT in its prior offerings, as of December 31, 2024, we have raised aggregate gross offering cash proceeds of $357.3 million.

The purchase price for Class A units in our Public Offerings is the lesser of (i) the NAV of our Class A units, and (ii) the average of the high and low sale prices of our Class A units on the NYSE American during regular trading hours on the last trading day immediately preceding the investment date on which the NYSE American was open for trading and trading in our Class A units occurred.

Each quarter, our Manager calculates our NAV and NAV per Class A unit as of the last day of the quarter (the “Determination Date”). Our NAV per Class A unit is equal to our NAV as of the Determination Date, divided by the number of Class A units outstanding on the Determination Date. We disclose our determination of NAV and NAV per Class A unit within approximately 60 days of the Determination Date. Any adjustments to our NAV and the per Class A unit purchase price take effect as of the first business day following its public announcement. As of December 31, 2024, our NAV per Class A units was $119.94.

Our Business Outlook

Despite expectations of the U.S. falling into recession, market conditions for multifamily and mixed-use rental properties in the geographic regions in which we operate have remained strong over the past several quarters. Future economic conditions and the demand for multifamily and mixed-use rental properties are, and the real estate industry in general is, subject to uncertainty as a result of a number of factors, including, among others, the rate of rent growth, rate of new construction, rate of absorption, the rate of unemployment, increasing interest rates, higher rates of inflation, instability in the banking system, the availability of credit, financial market volatility, general economic uncertainty, increasing energy costs, supply chain disruptions and labor shortages. The potential effect of these and other factors and the projected impact of these and other events on our business, results of operations and financial performance, presents material uncertainty and risk with respect to our future performance and financial results, including the potential to negatively impact our costs of operations, our financing arrangements, the value of our investments, and the laws, regulations and governmental and regulatory policies applicable to us. As a result, our past performance may not be indicative of future results.

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

Results of Operations

As a result of the placement of Aster & Links in service and the commencement of operations during the year ended December 31, 2024 (see Part I, Item 1—Our Investments), we have revised our reportable segments to include two distinct segments: Commercial and Mixed-use properties. We believe that segment net operating income (loss) (“Segment NOI”) provides a useful measure of our performance of our business, as it reflects the core rental operations of our operating real estate. Segment NOI is calculated as total revenues, less property expenses, excluding corporate level items, such as management fees incurred to our Manager, depreciation and amortization, general and administrative expenses, interest expense, and other non-operating items.

The following table details the results of Segment NOI, a supplemental financial measure, reconciled to our consolidated statement of operations for the years ended December 31, 2024, and 2023 (amounts in thousands):

	Years Ended December 31,
	2024			2023
	Commercial Segment	Mixed-use Segment	Total	Commercial Segment	Mixed-use Segment	Total
Segment NOI:
Rental revenue	$1,099	$1,576	$2,675	$1,769	$485	$2,254
Property expenses	(1,145)	(2,989)	(4,134)	(730)	(756)	(1,486)
Total Segment NOI	$(46)	$(1,413)	$(1,459)	$1,039	$(271)	$768
Non-segment items:
Management fees, included in Property expenses			(2,705)			(2,693)
General and administrative			(5,111)			(6,335)
Interest expense			(10,006)			—
Depreciation and amortization			(4,215)			(2,067)
Impairment of real estate			(777)			(4,060)
Interest income			646			113
Other expense			(228)			(87)
Loss before income taxes			(23,855)			(14,361)
Provision for income taxes			(1)			(1)
Net loss			(23,856)			(14,362)
Net loss attributable to noncontrolling interests			—			11
Net loss attributable to Belpointe PREP, LLC			$(23,856)			$(14,351)

Comparison of the Year Ended December 31, 2024 to the Year Ended December 31, 2023

Segment NOI

Commercial Segment

For the year ended December 31, 2024, as compared to the same period in 2023, Segment NOI decreased by $1.1 million. This decrease is primarily due to lower below-market rent intangible amortization impacting rental revenue, as certain intangible liabilities were fully amortized in 2023, as well as higher real estate taxes and insurance expenses.

Mixed-use Segment

For the year ended December 31, 2024, as compared to the same period in 2023, Segment NOI decreased by $1.1 million. This decrease is primarily due to the recent placement of Aster & Links in service during the current year. As the property is still in its initial lease-up phase, rental revenue has not yet fully stabilized to offset property expenses.

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

For the year ended December 31, 2024, as compared to the same period in 2023, general and administrative expenses decreased by $1.2 million. This decrease is primarily due to lower marketing expenses, a decrease in dead deal costs, and a decrease in allocation of costs incurred by our Manager and its affiliates.

Interest Expense

During the years ended December 31, 2024 and 2023, interest expense totaled $10.0 million and zero, respectively, due to gross interest expense of $12.1 million and $0.5 million, respectively, and the impact of non-cash amortization of debt discount and debt issuance costs of $2.3 million and $0.6 million, respectively, partially offset by capitalized interest and fees of $4.4 million and $1.1 million, respectively.

Depreciation and Amortization

For the year ended December 31, 2024, as compared to the same period in 2023, depreciation and amortization increased by $2.1 million. This increase is primarily due to the placement of fixed assets in service at Aster & Links during 2024, partially offset by lower in-place lease intangible amortization as certain intangible assets were fully amortized in 2023.

Impairment of Real Estate

During the years ended December 31, 2024, and 2023, we recorded impairment charges of $0.8 million and $4.1 million, respectively, in relation to one of our real estate assets located in Nashville, Tennessee, based on our conclusion that the estimated fair market value of the real estate asset was lower than the carrying value, and as a result, we reduced the carrying value to the fair market value.

Interest Income

Interest income for the periods presented were comprised of interest earned from cash balances held in interest bearing bank accounts. The increase in the current year periods as compared to the prior year periods were attributable to higher cash balances in interest bearing accounts.

Other expense

Other expense for the periods presented were primarily comprised of gains and losses in connection with our interest rate caps. Please see “Note 9 – Derivative Instruments” in our consolidated financial statements in this Form 10-K for additional information.

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

Economic uncertainty, uncertainty surrounding legislation, regulation and government policy at the U.S. federal level, fluctuating interest rates, unemployment rates, energy prices, tariffs, immigration, taxes, inflation, volatility in the real estate markets, slowdowns in transaction volume, delays in financings from banks and other lenders and other negative trends may, in the future, adversely impact our ability to timely access potential sources of liquidity. If we are unable to raise additional capital when desired, or on terms that are acceptable to us, our business, financial condition and results of operations could be adversely affected.

We believe that our cash on-hand, the anticipated net proceeds from our Public Offerings, the projected cash flows from our real estate assets and our current and anticipated financing activities will be sufficient to meet our liquidity and capital resource requirements for the next 12 months from the date of issuance of this Form 10-K.

Capital Requirements and Resources

Where our Manager and its affiliates, including our Sponsor, have funded, and in the future if they continue to fund, our capital requirements by advancing us offering and operating fees and expenses, we reimburse our Manager and its affiliates, including our Sponsor, pursuant to the terms of our management agreement and employee and cost sharing agreement. Fees payable and expenses reimbursable to our Manager and its affiliates, including our Sponsor, may be paid, at the election of the recipient, in cash, by issuance of our Class A Units at the then-current NAV, or through some combination of the foregoing. There were no Public Offering costs incurred by our Manager and its affiliates during the years ended December 31, 2024 and 2023. During the years ended December 31, 2024 and 2023, our Manager and its affiliates, including our Sponsor, incurred operating expenses of $2.6 million and $2.9 million, respectively, on our behalf.

During the year ended December 31, 2022, our indirect majority-owned subsidiary entered into a construction management agreement for the development of 1991 Main. For additional details regarding 1991 Main, see “Part I, Item 1—Our Investments—1991 Main Street – Sarasota, Florida (“Aster & Links”).” The construction management agreement contains terms and conditions that are customary for a project of this type and will be subject to guaranteed maximum price. As of December 31, 2024, we had an unfunded capital commitment totaling $9.7 million under the terms of this agreement. As of the date of this Form 10-K, we currently anticipate that the remaining funding for construction and soft costs associated with the development of Aster & Links will be a minimum of $25.5 million (inclusive of the aforementioned unfunded capital commitment).

During the year ended December 31, 2023, our indirect majority-owned subsidiary entered into a variable-rate construction loan agreement for up to $130.0 million in principal amount to fund the development of Aster & Links. Advances under the 1991 Main Construction Loan bear interest at a per annum rate equal to the one-month term SOFR plus 3.45%, subject to a minimum all-in per annum rate of 8.51%. The 1991 Main Construction Loan has an initial maturity date of May 12, 2027 and contains a one-year extension option, subject to certain restrictions. As of December 31, 2024, we have drawn down $97.5 million on the 1991 Main Construction Loan.

On January 31, 2024, our indirect majority-owned subsidiary entered into a mezzanine loan agreement for up to $56.4 million in principal amount. The 1991 Main Mezzanine Loan bears interest at a rate of 13.0% per annum, and is secured by Aster & Links. In connection with the 1991 Main Mezzanine Loan, we are required to maintain an interest reserve and carry reserve for purposes of paying accrued but unpaid interest on the 1991 Main Mezzanine Loan and interest, principal and other obligations under the 1991 Main Construction Loan. As of December 31, 2024, the 1991 Main Mezzanine Loan balance was $46.2 million. Proceeds under the 1991 Main Mezzanine Loan may be used to reimburse the Company for certain costs and expenses incurred in relation to, and to fund the continued development of, Aster & Links. The 1991 Main Mezzanine Loan has an initial maturity date of May 12, 2027 and contains a one-year extension option, subject to certain restrictions. For additional details regarding the 1991 Main Mezzanine Loan, see “Part I, Item 1—Our Investments—1991 Main Street – Sarasota, Florida (also known as “Aster & Links”).”

In April 2023, our indirect majority-owned subsidiary entered into a construction management agreement for the development of Viv. For additional details regarding Viv, see “Part I, Item 1—Our Investments—1000 First Avenue North and 900 First Avenue North – St. Petersburg, Florida (“Viv”).” The construction management agreement contains terms and conditions that are customary for a project of this type and will be subject to guaranteed maximum price. As of December 31, 2024, we had an unfunded capital commitment totaling $50.3 million under the terms of this agreement. We currently anticipate that the remaining funding for construction and soft costs associated with the development of 1000 First will be a minimum of approximately $62.5 million (inclusive of the aforementioned unfunded capital commitment).

On June 28, 2024, our indirect majority-owned subsidiary entered into a variable-rate construction loan agreement for up to $104.0 million in principal amount. The 1000 First Construction Loan bears interest at a per annum rate equal to the one-month term SOFR plus 3.80%, subject to a minimum all-in per annum rate of 7.55%, and is secured by Viv. Advances under the 1000 First Construction Loan may be used to fund the development of Viv. The 1000 First Construction Loan has an initial maturity date of June 28, 2027 and contains two one-year extension options, subject to certain restrictions. For additional details regarding the 1000 First Construction Loan, see “—Our Investments—1000 First Avenue North and 900 First Avenue North – St. Petersburg, Florida (“Viv”)”. As of December 31, 2024, we have drawn down $29.5 million on the 1000 First Construction Loan.

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

We expect to continue to obtain the capital resources that we need over the short and long-term from cash on-hand, from the proceeds of our Public Offerings and any future offerings that we may conduct, from the advancement of reimbursable fees and expenses by our Manager and its affiliates, including our Sponsor, from the proceeds of secured or unsecured financing from banks and other lenders, from projected operating funds from our real estate assets and from any other undistributed cash flow generated from operations. For additional details regarding our Public Offerings, see “Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Use of Proceeds from Registered Sales of Securities.”

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

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash (amounts in thousands):

	Years Ended December 31,
	2024	2023
Cash flows used in operating activities	$(13,689)	$(6,945)
Cash flows used in investing activities	(138,089)	(145,123)
Cash flows provided by financing activities	157,024	30,686
Net increase (decrease) in cash and cash equivalents and restricted cash	$5,246	$(121,382)

As of December 31, 2024 and 2023, cash and cash equivalents and restricted cash totaled approximately $28.8 million and $23.6 million, respectively.

Net cash flows used in operating activities for the year ended December 31, 2024 primarily relates to interest expense incurred on our indebtedness, the payment of employee cost sharing expenses as well as payments for property management, legal, and accounting fees. Net cash flows used in operating activities for the year ended December 31, 2023 primarily relates to the payment of management fees and employee cost sharing expenses as well as payments for marketing, legal, tax and accounting fees.

Net cash flows used in investing activities for the year ended December 31, 2024 primarily relates to the funding of development properties. For additional details regarding our development properties, see “Part I, Item 1—Our Investments.” Net cash flows used in investing activities for the year ended December 31, 2023 primarily relates to the funding of development properties.

Net cash flows provided by financing activities for the year ended December 31, 2024 primarily relates to net proceeds from financings, including the 1991 Main Mezzanine Loan, the 1991 Main Construction Loan, the 1000 First Construction Loan, and the 900 8th Land Loan. For additional details regarding our outstanding indebtedness, see “—Liquidity and Capital Resources.” Net cash flows provided by financing activities for the year ended December 31, 2023 primarily relates to the net proceeds from 1991 Main Construction Loan, proceeds from our Public Offerings, and proceeds from our loan from an affiliate.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Members of Belpointe PREP, LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Belpointe PREP, LLC (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in members’ capital and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

New York, New York

March 31, 2025

Belpointe PREP, LLC

Consolidated Balance Sheets

(in thousands, except unit and per unit data)

	December 31,
	2024	2023
Assets
Real estate
Land	$51,038	$38,741
Building and improvements	238,684	17,939
Furniture, fixtures and equipment	2,633	—
Intangible assets	8,530	9,172
Real estate under construction	191,308	291,130
Total real estate	492,193	356,982
Accumulated depreciation and amortization	(6,917)	(3,441)
Real estate, net	485,276	353,541
Cash and cash equivalents	24,737	20,125
Other assets	7,578	8,451
Total assets	$517,591	$382,117

Liabilities
Debt, net	$177,017	$19,678
Loan from affiliate	2,600	4,000
Due to affiliates	9,103	10,370
Lease liabilities	1,225	1,324
Accounts payable	13,322	12,584
Accrued expenses and other liabilities	10,267	9,097
Total liabilities	213,534	57,053

Commitments and contingencies	—	—

Members’ Capital
Class A units, unlimited units authorized, 3,664,173 and 3,622,399 units issued and outstanding at December 31, 2024 and 2023, respectively	301,776	322,626
Class B units, 100,000 units authorized, 100,000 units issued and outstanding at December 31, 2024 and 2023, respectively	—	—
Class M unit, one unit authorized, one unit issued and outstanding at December 31, 2024 and 2023, respectively	—	—
Total members’ capital excluding noncontrolling interests	301,776	322,626
Noncontrolling interests	2,281	2,438
Total members’ capital	304,057	325,064
Total liabilities and members’ capital	$517,591	$382,117

See accompanying notes to consolidated financial statements.

Belpointe PREP, LLC

Consolidated Statements of Operations

(in thousands, except unit and per unit data)

	Years Ended December 31,
	2024	2023
Revenue
Rental revenue	$2,675	$2,254
Total revenue	2,675	2,254

Expenses
Property expenses	6,839	4,179
General and administrative	5,111	6,335
Interest expense	10,006	—
Depreciation and amortization	4,215	2,067
Impairment of real estate	777	4,060
Total expenses	26,948	16,641

Other income
Interest income	646	113
Other expense	(228)	(87)
Total other income	418	26
Loss before income taxes	(23,855)	(14,361)
Provision for income taxes	(1)	(1)
Net loss	(23,856)	(14,362)
Net loss attributable to noncontrolling interests	—	11
Net loss attributable to Belpointe PREP, LLC	$(23,856)	$(14,351)

Loss per Class A unit (basic and diluted)
Net loss per unit	$(6.56)	$(4.04)
Weighted-average units outstanding	3,638,258	3,553,319

See accompanying notes to consolidated financial statements.

Belpointe PREP, LLC

Consolidated Statements of Changes in Members’ Capital

(in thousands, except unit and per unit data)

	Class A units		Class B units		Class M unit		Total Members’ Capital Excluding Noncontrolling	Non controlling	Total Members’
	Units	Amount	Units	Amount	Units	Amount	Interests	Interests	Capital
Balance at December 31, 2022	3,523,449	$329,482	100,000	$—	1	$—	$329,482	$3,170	$332,652
Issuance of units	98,950	7,932	—	—	—	—	7,932	—	7,932
Contribution from noncontrolling interests	—	—	—	—	—	—	—	266	266
Distribution to noncontrolling interests	—	—	—	—	—	—	—	(24)	(24)
Acquisition of noncontrolling interests (Note 5)	—	—	—	—	—	—	—	(963)	(963)
Offering costs	—	(437)	—	—	—	—	(437)	—	(437)
Net loss	—	(14,351)	—	—	—	—	(14,351)	(11)	(14,362)
Balance at December 31, 2023	3,622,399	322,626	100,000	—	1	—	322,626	2,438	325,064
Issuance of units	41,774	3,061	—	—	—	—	3,061	—	3,061
Contribution from noncontrolling interests	—	—	—	—	—	—	—	51	51
Distribution to noncontrolling interests	—	—	—	—	—	—	—	(47)	(47)
Acquisition of noncontrolling interests	—	(39)	—	—	—	—	(39)	(161)	(200)
Offering costs	—	(16)	—	—	—	—	(16)	—	(16)
Net loss	—	(23,856)	—	—	—	—	(23,856)	—	(23,856)
Balance at December 31, 2024	3,664,173	$301,776	100,000	$—	1	$—	$301,776	$2,281	$304,057

See accompanying notes to consolidated financial statements.

Belpointe PREP, LLC

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(23,856)	$(14,362)
Adjustments to net loss:
Amortization of rent-related intangibles and straight-line rent adjustments	(2)	(820)
Depreciation and amortization including intangible assets and deferred financing costs	5,514	2,067
Impairment of real estate	777	4,060
Unrealized loss on interest rate derivatives, net	225	66
Changes in operating assets and liabilities:
Increase in due to affiliates	2,513	1,896
Increase in other assets	(223)	(228)
(Decrease) increase in accounts payable	(248)	479
Increase (decrease) in accrued expenses and other liabilities	1,611	(103)
Net cash used in operating activities	(13,689)	(6,945)

Cash flows from investing activities
Development of real estate	(137,845)	(139,733)
Other investing activity	(244)	(200)
Acquisition of real estate	—	(5,190)
Net cash used in investing activities	(138,089)	(145,123)

Cash flows from financing activities
Proceeds from construction loans	102,767	21,874
Proceeds from term loans	55,755	—
Repayment of loan from affiliate	(4,000)	(1,500)
Payment of debt issuance costs	(3,143)	(2,618)
Proceeds from units issued	3,061	7,932
Proceeds from loan from affiliate	2,600	5,500
Distribution to noncontrolling interests	(247)	(24)
Other financing activities, net	226	(96)
Contributions from noncontrolling interests	52	216
Payment of offering costs	(47)	(373)
Payment of financing deposits	—	(225)
Net cash provided by financing activities	157,024	30,686

Net increase (decrease) in cash cash equivalents and restricted cash	5,246	(121,382)

Cash and cash equivalents and restricted cash, beginning of year	23,585	144,967
Cash and cash equivalents and restricted cash, end of year	$28,831	$23,585

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

In connection with the Follow-on Registration Statement, we entered into a non-exclusive dealer manager agreement with Emerson Equity LLC (the “Dealer Manager”), a registered broker-dealer, for the sale of our Class A units through the Dealer Manager. The Dealer Manager may enter into participating dealer agreements and wholesale agreements with other broker-dealers, referred to as “selling group members,” to authorize those broker-dealers to solicit offers to purchase our Class A units. We pay our Dealer Manager commissions of up to 0.25%, and the selling group members commissions ranging from 0.25% to 4.50%, of the principal amount of Class A units sold in the Follow-on Offering.

In addition, the Follow-on Registration Statement constituted a post-effective amendment to our initial registration statement on Form S-11, as amended (File No. 333-255424), registering our continuous primary offering of up to $750,000,000 of Class A units, declared effective by the SEC on September 30, 2021 (our “Primary Offering” and, together with our Follow-on Offering, our “Public Offerings”). For the year ended December 31, 2024, we have sold aggregate gross proceeds of $3.1 million, of Class A units in connection with our Public Offerings. Together with the gross proceeds raised in Belpointe REIT, Inc.’s prior offerings, as of December 31, 2024, we have raised aggregate gross offering proceeds of $357.3 million in our Public Offerings.

The purchase price for Class A units in our Public Offerings is the lesser of (i) the current net asset value (the “NAV”) of our Class A units, and (ii) the average of the high and low sale prices of our Class A units on the NYSE American (the “NYSE”) during regular trading hours on the last trading day immediately preceding the investment date on which the NYSE was open for trading and trading in our Class A units occurred. Our Manager calculates our NAV within approximately 60 days of the last day of each quarter, and any adjustments take effect as of the first business day following its public announcement. On March 10, 2025, we announced that our NAV as of December 31, 2024 was equal to $119.94 per Class A unit.

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

The following table presents the financial data of the consolidated VIEs included in the consolidated balance sheets as of December 31, 2024 and 2023, respectively (amounts in thousands):

	December 31,
	2024	2023
Assets
Real estate
Land	$41,223	$26,059
Building and improvements	236,165	12,953
Furniture, fixtures and equipment	2,633	—
Intangible assets	6,174	6,816
Real estate under construction	190,750	290,627
Total Real estate	476,945	336,455
Accumulated depreciation and amortization	(5,578)	(2,161)
Real estate, net	471,367	334,294
Cash and cash equivalents	2,566	8,204
Other assets	7,096	7,841
Total assets	$481,029	$350,339

Liabilities
Debt, net	$177,017	$19,678
Due to affiliates	3,413	7,292
Lease liabilities	21	25
Accounts payable	13,137	12,374
Accrued expenses and other liabilities	9,690	8,595
Total liabilities	$203,278	$47,964

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

We will remain an emerging growth company until the earlier of (i) December 31, 2026 (the last day of the fiscal year following the fifth anniversary of our Primary Offering), (ii) the last day of the first fiscal year in which we have total annual gross revenue of at least $1.07 billion, (iii) the last day of the first fiscal year in which we are deemed to be a “large accelerated filer,” as defined in the rules under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and (iv) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

To the extent that we continue to qualify as a “smaller reporting company,” as defined in Rule 12b-2 under the Exchange Act, after we cease to qualify as an emerging growth company, certain of the exemptions available to us as an emerging growth company may continue to be available to us as a smaller reporting company, including: (i) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002; and (ii) the requirement to provide only two years of audited financial statements, instead of three years.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and the accompanying notes to the consolidated financial statements. Actual results could materially differ from those estimates.

Liquidity

Our primary need for liquidity is to fund our investments, including construction and development costs, pay our Public Offering and operating fees and expenses, pay any distributions that we may make to the holders of our units and pay interest on our outstanding indebtedness.

As of December 31, 2024, we held cash, cash equivalents and other short-term investments of $24.7 million. We believe that our cash on-hand as of December 31, 2024, together with the anticipated net proceeds from our Public Offerings, the projected cash flows from our real estate assets and our current and anticipated financing activities will be sufficient to fund our operations for at least 12 months from the date of issuance of these consolidated financial statements.

Our future needs for liquidity will depend on a variety of factors, including, without limitation, our ability to generate cash flows from operations, the timing and availability of net proceeds from our Public Offerings and any future offerings that we may conduct, the timing and extent of our real estate acquisition and disposition activities, and the timing and extent of our construction and development costs. Economic uncertainty, uncertainty surrounding legislation, regulation and government policy at the U.S. federal level, fluctuating interest rates, unemployment rates, energy prices, tariffs, immigration, taxes, inflation, volatility in the real estate markets, slowdowns in transaction volume, delays in financings from banks and other lenders and other negative trends may, in the future, adversely impact our ability to timely access potential sources of liquidity. If we are unable to raise additional capital when desired, or on terms that are acceptable to us, our business, financial condition and results of operations could be adversely affected.

Segment Reporting

We are focused on identifying, acquiring, developing or redeveloping and managing real estate assets located within qualified opportunity zones. Our operating segments are based on the way we organize and evaluate our business internally. We currently operate in two reportable segments, commercial and mixed-use, which are further described in Note 12 - Segment Reporting.

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

Restricted Cash

Restricted cash consists of amounts required to be reserved pursuant to contractual obligations and lender agreements for debt service. The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within our consolidated balance sheets to our consolidated statements of cash flows (amounts in thousands):

	December 31,
	2024	2023
Cash and cash equivalents	$24,737	$20,125
Restricted cash (1)	4,094	3,460
Total cash and cash equivalents and restricted cash	$28,831	$23,585

(1)	Restricted cash is included within Other assets in our consolidated balance sheets.

Subscriptions Receivable

Subscriptions receivable consists of units that have been issued with subscriptions that have not yet settled. Subscriptions receivable are carried at cost which approximates fair value. As of December 31, 2024 and 2023, there was no subscriptions that had not yet settled.

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

Organization, Public Offerings and Other Operating Costs

Organization costs are expensed as incurred. Offering expenses include, without limitation, legal, accounting, printing, mailing and filing fees and expenses, fees and expenses of our escrow agent and transfer agent. Offering costs, when incurred, will be charged to members’ equity against the gross proceeds of an offering. Our Public Offering costs for the years ended December 31, 2024, and 2023, were less than $0.1 million, and $0.4 million, respectively. We became liable to reimburse our Manager and its affiliates, including our Sponsor, when the first closing was held in connection with our Primary Offering, which occurred in October 2021.

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

Risks and Uncertainties

Demand for commercial and mixed-use rental properties is subject to uncertainty as a result of a number of factors, including, among others, increasing interest rates, the availability of credit, higher rates of inflation, the rate of unemployment, and ongoing supply chain disruptions. The potential effect of these and other factors presents material uncertainty and risk with respect to our future performance and financial results, including the potential to negatively impact our costs of operations, our financing arrangements, the value of our investments, and the laws, regulations, and government and regulatory policies applicable to us. We are closely monitoring the potential impact of these and other factors on all aspects of our investments and operations.

Other Assets and Liabilities

Other assets in our consolidated balance sheets include our transaction costs pertaining to our deal pursuits, restricted cash, interest on loan receivables, property deposits, capitalized leasing commissions, corporate fixed assets, utility deposits, prepaid expenses, and accounts receivable. We include accrued expenses, straight-line lease liabilities, accrued interest, prepaid rent, leasing commission payables and security deposits payable in Accrued expenses and other liabilities in our consolidated balance sheets.

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

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. The objective of ASU 2023-07 is to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The Company adopted ASU 2023-07 during the fourth quarter of 2024 and these consolidated financial statements incorporate the required disclosures. See Note 12 - Segment Reporting.

Note 3 – Leases

Lessor Accounting

We own rental properties which are leased to tenants under operating leases that typically have terms of between 12 and 24 months with current expirations ranging from 2025 to 2040, and with options to extend or terminate the leases. Revenues from such leases are reported as Rental revenue in our consolidated statements of operations, and are comprised of (i) lease components, which includes fixed and variable lease payments and (ii) non-lease components which includes reimbursements of property level operating expenses. We do not separate non-lease components from the related lease components as the timing and pattern of transfer are the same and account for the combined component.

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

The following table summarizes the components of lease revenues (amounts in thousands):

	Years Ended December 31,
	2024	2023
Fixed lease revenues	$2,121	$1,019
Variable lease revenues (1)	552	415
Lease revenues (2) (3)	$2,673	$1,434

(1)	Includes reimbursements for property taxes, insurance, and common area maintenance services.
(2)	Excludes lease intangible amortization of less than $0.1 million, and $0.8 million, for the years ended December 31, 2024, and 2023, respectively.
(3)	Excludes straight-line rent of less than $0.1 million for the years ended December 31, 2024, and 2023, respectively.

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

We assess the collectability of substantially all lease payments due, including unbilled rent receivable balances, by reviewing a tenant’s payment history and financial condition, and the age of the receivables. Changes to collectability are recognized as a current period adjustment to rental revenue. We have assessed the collectability of all recorded lease revenues as probable as of December 31, 2024.

Minimum Future Lease Payments

The following table summarizes the minimum future contractual rents to be received (exclusive of expenses paid by tenants, and percentage of sales rents) on non-cancellable tenant operating leases as of December 31, 2024 (amounts in thousands):

For the year ended December 31, (1)
2025	$5,569
2026	3,287
2027	1,324
2028	1,352
2029	1,348
Thereafter	10,720
Total (2)	$23,600

(1)	A majority of our operating leases have terms of between 12 and 24 months, however expiration dates range from 2025 to 2040.
(2)	Excludes $0.1 million of straight-line rent and $1.2 million of lease intangible amortization.

Note 4 – Related Party Arrangements

Our Transactions with Belpointe Development Holding, LLC

On May 16, 2024, we entered into an agreement, which has since been amended, to borrow up to $3.0 million in principal amount from Belpointe Development Holding, LLC, an affiliate of our Chief Executive Officer, pursuant to the terms of a revolving credit facility agreement (the “BDH Facility”). Interest accrues on the BDH Facility at an annual rate of 5.0%, due and payable at maturity. The BDH Facility is due to mature on August 31, 2026. Proceeds under the BDH Facility are to be used for general corporate purposes. As of December 31, 2024, the BDH Facility had an outstanding principal balance of $2.6 million and accrued interest of less than $0.1 million.

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

Joint Ventures

During the years ended December 31, 2024 and 2023, less than $0.1 million, and less than $0.1 million, respectively, of noncontrolling interest contributions were made by affiliates of our Sponsor representing their 0.1% ownership in various investments. These noncontrolling interests will be allocated profit and loss in accordance with the respective operating agreements.

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

The following table summarizes the fees incurred on our behalf by, and expenses reimbursable to, our Manager and its affiliates, including our Sponsor, in accordance with the terms of our relevant agreements with such parties (amounts in thousands):

	Years Ended December 31,
	2024	2023
Amounts included in the Consolidated Statements of Operations
Costs incurred by our Manager and its affiliates (1)	$3,128	$3,050
Management fees (2)	2,705	2,693
Insurance (3)	793	449
Director compensation	80	80
	$6,706	$6,272

Capitalized costs included in the Consolidated Balance Sheets
Development fee and reimbursements	$5,438	$7,324
Insurance (3)	2,479	2,160
	$7,917	$9,484

(1)	Includes wage, overhead and other reimbursements to our Manager and its affiliates, including our Sponsor, which are included in General and administrative in our consolidated statements of operations.
(2)	Included in Property expenses in our consolidated statements of operations.
(3)	Our insurance premiums are prepaid and are included in Other assets in our consolidated balance sheets and are amortized monthly to either Property expenses in our consolidated statements of operations or Real estate under construction in our consolidated balance sheets.

The following table summarizes amounts included in Due to affiliates in our consolidated balance sheets (amounts in thousands):

	December 31,
	2024	2023
Amounts Due to affiliates
Management fees	$4,070	$1,365
Development fees	2,546	6,129
Employee cost sharing and reimbursements (1)	2,388	2,856
Accrued interest	79	—
Director compensation	20	20
	$9,103	$10,370

(1)	Includes wage, overhead and other reimbursements to our Manager and its affiliates, including our Sponsor.

Public Offering Expenses

Our Manager and its affiliates, including our Sponsor, are reimbursed, for organizational and offering expenses incurred in connection with our Public Offerings. We became liable to reimburse our Manager and its affiliates, including our Sponsor, when the first closing was held in connection with our Primary Offering, which occurred in October 2021.

There were no organizational or Public Offering expenses incurred by our Manager and its affiliates during the years ended December 31, 2024 and 2023.

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

Pursuant to the terms of an employee and cost sharing agreement between us, our Operating Companies, our Manager and our Sponsor, we reimburse our Sponsor and our Manager for expenses incurred for our allocable share of the salaries, benefits and overhead of personnel providing services to us. During the years ended December 31, 2024, and 2023, our Manager and its affiliates, including our Sponsor, incurred operating expenses of $2.6 million and $2.9 million, respectively, on our behalf. The expenses are payable, at the election of the recipient, in cash, by issuance of our Class A units at the then-current NAV, or through some combination of the foregoing. As of December 31, 2024, all expenses incurred since inception have been paid in cash.

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

During the years ended December 31, 2024, and 2023, we incurred development fees earned during the construction phase of $4.2 million, and $5.9 million, respectively. As of December 31, 2024 and 2023, $2.5 million and $6.1 million, respectively, remained due and payable to our affiliates for development fees.

During the years ended December 31, 2024, and 2023, we incurred employee reimbursement expenditures to our affiliates acting as development managers of $1.7 million, and $1.6 million, respectively, of which $1.1 million, and $1.2 million, respectively, is included in Real estate under construction in our consolidated balance sheets, and $0.6 million, $0.4 million, respectively, is included in General and administrative expenses in our consolidated statements of operations. As of December 31, 2024 and 2023, $1.2 million and $1.3 million, respectively, remained due and payable to our affiliates for employee reimbursement expenditures.

On April 25, 2023, each of the indirect majority-owned subsidiaries for our Nashville investments entered into development management agreements with certain development entities in which immediate family members of our Chief Executive Officer have a passive indirect minority beneficial ownership interest (collectively, the “Nashville DMAs”). The aggregate development fees payable under the Nashville DMAs are equal to 55% of 4.5% of the development budget or hard costs, as applicable. During the year ended December 31, 2023, we incurred $0.4 million of development fees related to the Nashville DMAs, which were capitalized to Real estate under construction in our consolidated balance sheets, with the remaining development fees payable upon our achieving various milestones throughout the development of our Nashville investments. As of December 31, 2024, $0.4 million in development fees related to the Nashville DMAs remained outstanding and payable.

Acquisition Fees

We will pay our Manager, Sponsor, or an affiliate of our Manager or Sponsor, an acquisition fee equal to 1.5% of the total value of any acquisition transaction, including any acquisition through merger with another entity (but excluding any transactions in which our Sponsor, or an affiliate of our Manager or Sponsor, would otherwise receive a development fee). We did not incur any acquisition fees during the years ended December 31, 2024 and 2023, since all investments acquired during these periods were, or will be, subject to payment of development fees.

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

During the years ended December 31, 2024, and 2023, we obtained insurance coverage and paid premiums in the aggregate amount of $2.9 million, and $2.6 million, respectively, from which Belpointe Specialty Insurance earned commissions and administrative fees of $0.2 million, and $0.2 million, respectively. Insurance premiums are prepaid and are included in Other assets in our consolidated balance sheets.

Economic Dependency

Under various agreements we have engaged our Manager and its affiliates, including in certain cases our Sponsor, to provide certain services that are essential to us, including asset management services, asset acquisition and disposition services, supervision of our Public Offerings and any other offerings that we may conduct, as well as other administrative responsibilities for the Company, including, without limitation, accounting services and investor relations services. As a result of these relationships, we are dependent upon our Manager and its affiliates, including our Sponsor. In the event that our Manager and its affiliates are unable to provide us with the services that we have engaged them to provide, we would be required to find alternative service providers.

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

On August 24, 2023, through an indirect majority-owned subsidiary of our Operating Company, we acquired land located in Sarasota, Florida, that was previously subject to a ground lease for a purchase price of $4.9 million, inclusive of transaction costs of $0.1 million. We accounted for the transaction as an asset acquisition. As the acquired land is being held for development, the total purchase price was allocated to Real estate under construction on the consolidated balance sheets.

Real Estate Under Construction

The following table provides the activity of our Real estate under construction (amounts in thousands):

	December 31,
	2024	2023
Beginning balance	$291,130	$133,898
Placed in service	(235,675)	—
Capitalized costs (1) (2)	133,236	155,969
Capitalized interest	3,394	387
Impairment charges (3)	(777)	(4,060)
Land held for development (4)	—	4,936
	$191,308	$291,130

(1)	Includes development fees and employee reimbursement expenditures. See “Note 4 – Related Party Agreements” for additional details regarding our transactions with related parties.
(2)	Includes direct and indirect project costs to the construction and development of real estate projects, including but not limited to loan fees, property taxes and insurance, incurred of $5.4 million and $3.4 million for the years ended December 31, 2024 and 2023, respectively.
(3)	Impairments for the years ended December 31, 2024 and 2023 are in relation to one of our real estate assets located in Nashville, Tennessee, based on our conclusion that the estimated fair market value of the real estate asset was lower than the carrying value, and as a result, we reduced the carrying value to the estimated fair market value.
(4)	Includes the acquisition of land located in Sarasota, Florida during the year ended December 31, 2023 as discussed above.

Placed in Service

During the year ended December 31, 2024, our 1991 Main Street, Sarasota, Florida (“Aster & Links”) development project reached substantial completion, and as a result, we reclassified $235.7 million from Real estate under construction to Land ($12.3 million), Building and improvements ($220.8 million), and Furniture, fixtures and equipment ($2.6 million) on our consolidated balance sheets.

Non-cash Disclosures

Real estate under construction includes non-cash investing activity of $21.0 million for year ended December 31, 2024 (inclusive of unpaid development fees of $2.2 million and unpaid employee cost sharing and reimbursements of $0.9 million) and $27.6 million for the year ended December 31, 2023 (inclusive of unpaid development fees of $6.1 million and unpaid employee cost sharing and reimbursements of $1.3 million).

Depreciation Expense

Depreciation expense was $4.0 million, and $0.8 million for the years ended December 31, 2024, and 2023, respectively, and is included in Depreciation and amortization in our consolidated statements of operations.

Note 6 – Intangible Assets and Liabilities

The following table summarizes our intangible assets and liabilities (amounts in thousands):

	December 31,
	2024			2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
In-place leases	$2,871	$(1,188)	$1,683	$3,513	$(1,699)	$1,814
Indefinite-Lived Intangible Assets
Development rights	5,659	—	5,659	5,659	—	5,659
Total intangible assets	$8,530	$(1,188)	$7,342	$9,172	$(1,699)	$7,473

Finite-Lived Intangible Liabilities
Below-market leases	$(1,743)	$518	$(1,225)	$(2,100)	$776	$(1,324)
Total intangible liabilities	$(1,743)	$518	$(1,225)	$(2,100)	$776	$(1,324)

During the years ended December 31, 2024, and 2023, the amortization of in-place lease intangible assets was $0.1 million, and $1.2 million, respectively, and is included in Depreciation and amortization in our consolidated statements of operations.

During the years ended December 31, 2024, and 2023, the amortization of below-market lease liability was $0.1 million and $0.8 million, respectively, and is included in Rental revenue in our consolidated statements of operations.

Based on the intangible assets and liabilities recorded as of December 31, 2024, scheduled annual net amortization of intangibles for the next five calendar years and thereafter is as follows (amounts in thousands):

Years Ending December 31,	Increase in Rental Revenue	Increase to Amortization	Net
2025	$(80)	$114	$34
2026	(80)	114	34
2027	(80)	114	34
2028	(80)	114	34
2029	(80)	114	34
Thereafter	(825)	1,113	288
	$(1,225)	$1,683	$458

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

The following table details our Debt, net (dollars in thousands):

				Carrying Value as of December 31,
Indebtedness	Interest Rate	Maturity Date	Maximum Facility	2024	2023
Fixed rate loans:
1991 Main Mezzanine Loan (1) (3)	13.00%	May 2027	$56,378	$46,243	$—
900 8th Land Loan (2)	9.50%	June 2025	N/A	10,000	—
Variable rate loans:
1991 Main Construction Loan (1) (4)	SOFR + 3.45%	May 2027	$130,000	97,521	23,076
1000 First Construction Loan (5)	SOFR + 3.80%	June 2027	$104,000	29,468	—
Total debt				183,232	23,076
Unamortized debt issuance costs				(3,931)	(2,239)
Unamortized debt discount				(2,284)	(1,159)
Debt, net				$177,017	$19,678

(1)	Loan contains a one-year extension option, subject to certain restrictions.
(2)	The 900 8th Land Loan contains two six-month extension options, subject to certain restrictions.
(3)	We are required to maintain an interest reserve and carry reserve for purposes of paying accrued but unpaid interest on the 1991 Main Mezzanine Loan and interest, principal and other obligations under the 1991 Main Construction Loan. Undrawn amounts were held back at closing and are being maintained by an administrative agent appointed by the lender (the “Reserves”). As interest and other obligations accrue, the Reserves balance will be reduced and be added to the principal outstanding on the 1991 Main Mezzanine Loan. As of December 31, 2024, the Reserves balance was $10.1 million.
(4)	Advances under the 1991 Main Construction Loan bear interest at a per annum rate equal to the one-month term Secured Overnight Financing Rate (“SOFR”) plus 3.45%, subject to a minimum all-in per annum rate of 8.51%. To mitigate our exposure to increases to the one-month SOFR, we have obtained an interest rate cap (see Note 9 – Derivative Instruments).
(5)	The 1000 First Construction Loan contains two one-year extension options, subject to certain restrictions. Advances under the 1000 First Construction Loan bear interest at a per annum rate equal to the one-month term SOFR plus 3.80%, subject to a minimum all-in per annum rate of 7.55%. To mitigate our exposure to increases to the one-month SOFR, we have obtained an interest rate cap (see Note 9 – Derivative Instruments).

The following table summarizes the scheduled future principal payments under our debt arrangements as of December 31, 2024 (amounts in thousands):

Year ended December 31,
2025	$10,000
2026	—
2027	173,232
2028	—
2029	—
Thereafter	—
Total	$183,232

Interest paid, net of capitalized interest for the years ended December 31, 2024 and 2023, was $7.5 million and zero, respectively. During the year ended December 31, 2024 we capitalized unpaid lender fees of less than $0.1 million, which is a non-cash financing activity.

Amortization of deferred financing costs for the years ended December 31, 2024 and 2023, was $2.3 million and $0.6 million, respectively, of which $1.0 million and $0.6 million was capitalized, respectively.

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

We are subject to various financial and operational covenants which includes, but is not limited to, maintaining liquid assets of no less than $20.0 million and a net worth of no less than $130.0 million. As of December 31, 2024 and 2023, we were in compliance with all of our loan covenants.

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

We estimated that our other financial assets and liabilities had fair values that approximated their carrying values as of December 31, 2024 and 2023.

Recurring Fair Value Measurements

Assets measured at fair value on a recurring basis is comprised of our interest rate caps (see Note 9 – Derivative Instruments). The valuation of our interest rate caps are prepared by an independent third-party and is classified as Level 2 in the fair value hierarchy, as the valuation is approximated using market values of similar instruments in active markets.

The following table sets forth the carrying value and estimated fair value of our debt arrangements as of December 31, 2024 and 2023 (amounts in thousands):

		December 31,
		2024		2023
	Level	Carrying Value (1)	Fair Value (2)	Carrying Value (1)	Fair Value (3)
Total indebtedness	2	$177,017	$183,088	$19,678	$19,678

(1)	Amounts disclosed are net of unamortized debt issuance costs and debt discounts.
(2)	The fair value of our indebtedness as of December 31, 2024 was prepared by an independent third-party using a discounted cash flow analysis, reviewed by management utilizing estimated credit spreads, and observable market interest rates.
(3)	The fair value of our debt as of December 31, 2023 approximated its carrying value.

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

The following table details our derivative financial instrument as of December 31, 2024 (dollars in thousands):

Interest Rate Derivative	Notional Amount	Strike	Maturity Date
Interest rate cap	$102,820	5.07%	July 2025
Interest rate cap	$104,000	6.25%	July 2025

The following table details the fair value of our derivative financial instruments (amounts in thousands):

	Fair Value as of December 31, (1)
Interest Rate Derivative	2024	2023
Interest rate caps	$3	$93

(1)	Amounts are included in Other assets in our consolidated balance sheets.

The following table details the effect of our derivative financial instrument on our consolidated statement of operations for the years ended December 31, 2024 and 2023 (in thousands):

		Years Ended December 31,
Interest Rate Derivative	Location of Gain (Loss)	2024	2023
Interest rate caps	Other expense	$(225)	$(66)

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

For the years ended December 31, 2024, and 2023, we issued 41,774, and 98,950, respectively, Class A units. As of December 31, 2024, there were 3,664,173 Class A units, 100,000 Class B units and one Class M unit issued and outstanding. As of December 31, 2023, there were 3,622,399 Class A units, 100,000 Class B units and one Class M unit issued and outstanding.

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

Basic and Diluted Loss Per Class A Unit

For the years ended December 31, 2024, and 2023, the basic and diluted weighted-average units outstanding were 3,638,258, and 3,553,319, respectively. For the years ended December 31, 2024, and 2023, net loss attributable to our Class A units was $23.9 million, and $14.4 million, respectively, and the loss per basic and diluted unit was $6.56, and $4.04, respectively.

Note 11 – Commitments and Contingencies

From time to time the Company may become involved in certain non-material litigation or other claims arising in the ordinary course of business. See Note — 13 Subsequent Events.

As of December 31, 2024, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

In connection with the development of our commercial real estate assets, we have entered into separate construction management agreements for each asset which contain terms and conditions that are customary for the related scope of work. As of December 31, 2024, we have two development projects with an aggregate unfunded commitment of $59.9 million. As of December 31, 2024, $19.6 million, inclusive of retainage of $13.0 million, is outstanding and payable in connection with these developments.

Note 12 – Segment Reporting

We identify our operating segments based on the way we organize and evaluate our business. As a result of the placement of Aster & Links in service and the commencement of operations during the year ended December 31, 2024, we have revised our reportable segments to include two distinct segments as follows:

●	Commercial Segment — which includes properties such as office, retail centers, and warehouses (the “Commercial Segment”). For reporting purposes, we aggregate these asset types into the Commercial Segment given their similar characteristics in property management and leasing.

●	Mixed-use Segment — which includes properties that blend both residential and retail components within a single real estate asset (the “Mixed-use Segment”). For reporting purposes, we aggregate these business components into the Mixed-use Segment due to their functional integration and the fact that they are evaluated as a unified asset.

Our Chief Executive Officer is our Chief Operating Decision Maker (“CODM”). Our CODM reviews financial information presented on an operating segment basis for purposes of allocating resources, making decisions and assessing financial performance.

We believe segment net operating income (loss) (“Segment NOI”) provides a useful measure of our performance of our business, as it reflects the core rental operations of our operating real estate. Segment NOI is calculated as total revenues, less property expenses, excluding corporate level items, such as management fees incurred to our Manager (Note 4 – Related Party Arrangements), depreciation and amortization, general and administrative expenses, interest expense, and other non-operating items.

The following table details the results of Segment NOI, reconciled to our consolidated statement of operations for the years ended December 31, 2024, and 2023 (amounts in thousands):

	Year Ended December 31, 2024			Year Ended December 31, 2023
	Commercial Segment	Mixed-use Segment	Total	Commercial Segment	Mixed-use Segment	Total
Segment NOI:
Rental revenue	$1,099	$1,576	$2,675	$1,769	$485	$2,254
Property expenses	(1,145)	(2,989)	(4,134)	(730)	(756)	(1,486)
Total Segment NOI	$(46)	$(1,413)	$(1,459)	$1,039	$(271)	$768
Non-segment items:
Management fees, included in Property expenses			(2,705)			(2,693)
General and administrative			(5,111)			(6,335)
Interest expense			(10,006)			—
Depreciation and amortization			(4,215)			(2,067)
Impairment of real estate			(777)			(4,060)
Interest income			646			113
Other expense			(228)			(87)
Loss before income taxes			(23,855)			(14,361)
Provision for income taxes			(1)			(1)
Net loss			(23,856)			(14,362)
Net loss attributable to noncontrolling interests			—			11
Net loss attributable to Belpointe PREP, LLC			$(23,856)			$(14,351)

The following table details the significant expense categories by segment for the years ended December 31, 2024, and 2023 (amounts in thousands):

	Years Ended December 31,
	2024			2023
	Commercial Segment	Mixed-use Segment	Total	Commercial Segment	Mixed-use Segment	Total
Property expenses:
Real estate taxes	$628	$423	$1,051	$406	$252	$658
Management fees	45	812	857	44	65	109
Repairs & maintenance	159	512	671	103	192	295
Insurance	266	399	665	164	154	318
Utilities	47	394	441	12	64	76
Other property expenses	—	449	449	1	29	30
Total property expenses	$1,145	$2,989	$4,134	$730	$756	$1,486

The following table details our total assets by segment as of December 31, 2024, and 2023 (amounts in thousands):

	December 31,
	2024	2023
Commercial Segment	$97,358	$98,711
Mixed-use Segment	395,642	265,301
Other non-segment assets (1)	24,591	18,105
Total assets	$517,591	$382,117

(1)	Other non-segment assets primarily consist of cash and cash equivalents not attributable to specific reportable segments.

Note 13 – Subsequent Events

Management’s Evaluation

Management has evaluated subsequent events to determine if events or transactions occurring after the balance sheet date through the date the audited consolidated financial statements were issued require potential adjustment to or disclosure in the audited consolidated financial statements and has concluded that, except as set forth below, all such events or transactions that would require recognition or disclosure have been recognized or disclosed.

The Galinn Fund LLC

On December 5, 2024, the Galinn Fund LLC, a New York limited liability company (“Galinn”), filed a complaint in Connecticut State Superior Court naming CMC Storrs SPV, LLC (“CMC”), the holding company for our investment property located at 497-501 Middle Turnpike, Storrs, Connecticut (“497-501 Middle”), as a defendant, alongside Chen Ji, an individual (“Chen”), and two additional entities (the “Guarantors”).

In the complaint Galinn alleges, among other things, that on May 24, 2024, Chen, on behalf of CMC, executed a mortgage note (the “Note”) in the principal amount of $3.0 million (the “Loan”), which was secured in part by a mortgage against 497-501 Middle (the “Mortgage”). Galinn further alleges that CMC is in default under both the Note and Mortgage for failure to make payments when due. Galinn is seeking to foreclose on the Mortgage and damages against CMC and the Guarantors.

In March 2020, when we first acquired an equity interest in CMC, Chen was an affiliate of the entity, however, he thereafter exited the investment and is no longer in any way affiliated with or authorized to act on behalf of CMC. We maintain that the Loan was obtained as a result of Chen’s fraud and Galinn’s negligence, and had Galinn done adequate due diligence, or reviewed the publicly available filings on the State of Connecticut’s Business Records website, or even a basic Google search, Chen’s lack of authority would have been readily apparent prior to Galinn having made the Loan.

We dispute any liability in this litigation, believe we have substantial defenses to Galinn’s claims, and are vigorously defending the matter.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated, as of the end of the period covered by this Form 10-K, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management has determined that our internal control over financial reporting as of December 31, 2024 was effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Executive Officers and Directors

The following table sets forth information about our executive officers and directors as of the date of this Form 10-K:

Name	Age	Position
Brandon E. Lacoff	50	Chairman of the Board and Chief Executive Officer
Martin Lacoff	77	Director, Chief Strategic Officer and Principal Financial Officer
Dean Drulias	78	Independent Director
Timothy Oberweger	50	Independent Director
Shawn Orser	50	Independent Director
Ronald Young Jr.	50	Independent Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who beneficially own more than ten percent of our Class A units to file initial reports of ownership and reports of changes in ownership with the SEC and furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us or written representations from such persons that they were not required to file a Form 5 to report previously unreported ownership or changes in ownership, we believe that, with respect to the year ended December 31, 2024, such persons complied with all such filing requirements.

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

Non-Employee Director Compensation

We commenced principal operations on October 28, 2020. For the year ended December 31, 2024, each of our non-employee directors received $20,000 in cash compensation for their service as directors. Going forward, we intend to establish a policy to compensate each of our non-employee directors on an annual basis paid in quarterly installments in arrears, which compensation may, in the sole discretion of our Board, be paid to members in the form of cash or equity, or a combination of both cash and equity. We also intend to adopt a unit ownership policy for our non-employee directors in order to better align our non-employee directors’ financial interests with those of our unitholders by requiring non-employee directors to own a minimum level of our Class A units.

We do not pay our directors additional fees for attending board meetings, but we reimburse each of our directors for reasonable out-of-pocket expenses incurred in connection with attending board and committee meetings (including, but not limited to, airfare, hotel and food). For the year ended December 31, 2024, all of our Board and committee meetings have been held virtually and our directors did not incur any expenses in connection with attending board or committee meetings.

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

As of March 28, 2025, there were 3,668,388 Class A units issued and outstanding, 100,000 Class B units issued and outstanding and one Class M unit issued and outstanding.

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

	Class A units Beneficially Owned		Class B units Beneficially Owned		Class M units Beneficially Owned
Name of Beneficial Owner	Number	Percent	Number	Percent	Number	Percent
Directors and Officers
Brandon E. Lacoff (1)(2)	207	*	100,000	100%	1	100%
Martin Lacoff (3)	12	*	—	—%	—	—%
All directors and officers as a group	219	*	100,000	100%	1	100%

5% Unitholders
Empirical Financial Services, LLC d.b.a. Empirical Wealth Management(4)	256,339	7%	—	—%	—	—%
Precision Wealth Strategies, LLC(5)	235,796	6%	—	—%	—	—%
Belpointe PREP Manager, LLC (2)	—	—%	100,000	100%	—	100%

*	Represents less than 1%

(1)	Belpointe, LLC, our Sponsor, owns 206 Class A units and Belpointe Capital Management, LLC (“BCM”), an affiliate of our Sponsor, owns one Class A unit. Brandon E. Lacoff, the manager of our Sponsor and BCM, may be deemed to share voting and dispositive power with respect to the Class A units held by our Sponsor and BCM.

(2)	Belpointe PREP Manager, LLC, our Manager, owns 100,000 Class B units and one Class M unit, and Brandon E. Lacoff, the manager of our Manager, may be deemed to share voting and dispositive power with respect to the Class B units and Class M unit held by our Manager.

(3)	M&C Partners III, owns 12 Class A units and Martin Lacoff and his spouse share voting and dispositive power with respect to the Class A Units.

(4)	Based on information contained in a Schedule 13G/A filed with the SEC by Empirical Financial Services, LLC. d.b.a. Empirical Wealth Management (“Empirical”) on January 28, 2025. According to the Schedule 13G/A, as of December 31, 2024, Empirical had sole power to vote or direct the vote of 252,876 of our Class A units beneficially owned and sole power to dispose of or direct the disposition of 256,339 of our Class A units beneficially owned. The address of Empirical’s principal business office is 1420 5th Avenue, Suite 3150, Seattle, Washington 98101. The Schedule 13G/A provides information only as of December 31, 2024 and, consequently, the beneficial ownership of Empirical may have changed between December 31, 2024 and the filing date of this Form 10-K.

(5)	Based on information contained in a Schedule 13G filed with the SEC by Precision Wealth Strategies, LLC on January 23, 2025. According to the Schedule 13G, as of December 31, 2024, Precision Wealth Strategies, LLC had sole power to vote or direct the vote of 235,796 of our Class A units beneficially owned and sole power to dispose of or direct the disposition of 235,796 of our Class A units beneficially owned. The address of Precision Wealth Strategies, LLC principal business office is 4622 Macklind Avenue St. Louis MO 63109. The Schedule 13G provides information only as of December 31, 2024 and, consequently, the beneficial ownership of Empirical may have changed between December 31, 2024 and the filing date of this Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following describes all transactions during the year ended December 31, 2024 and all currently proposed transactions involving us, our executive officers, directors, Manager, Sponsor and any of their respective affiliates.

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

Our Affiliate Transactions

Our Transaction with Belpointe Development Holding, LLC

On May 16, 2024, we entered into an agreement, which has since been amended, to borrow up to $3.0 million in principal amount from Belpointe Development Holding, LLC, an affiliate of our Chief Executive Officer, pursuant to the terms of a revolving credit facility agreement (the “BDH Facility”). Interest accrues on the BDH Facility at an annual rate of 5.0%, due and payable at maturity. The BDH Facility is due to mature on August 31, 2026. Proceeds under the BDH Facility are to be used for general corporate purposes. As of December 31, 2024, the BDH Facility had an outstanding principal balance of $2.6 million and accrued interest of less than $0.1 million.

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

The opportunity zone regulations allow us to apply the 90% Asset Test without taking into account any proceeds from our Public Offerings that we receive in the 6-month period preceding the Test Date, provided those proceeds are held in cash, cash equivalents, or a debt instrument with a term of 18-months or less. Accordingly, given our excess cash on hand as of the year ended December 31, 2021, management viewed the Norpointe transaction as an opportunity to earn a strong rate of return on that cash by making a low risk—due to the low loan-to-value ratio and first priority mortgage interest—short-term loan rather than depositing the funds in a lower yielding account pending investment in future developments. For additional details regarding the 90% Asset Test see, Item 1. “Business—Qualified Opportunity Zone Program.”

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

Pursuant to the terms of the Management Agreement, our Manager is responsible for, among other things:

●	serving as our investment and financial manager with respect to originating, underwriting, acquiring, and managing our investment portfolio;

●	structuring the terms and conditions of our acquisitions, sales and joint ventures; and

●	retaining, for and on our behalf, services related to, among other things, our Public Offerings, and any other offerings that we may conduct, the development, operation and management of our investments, calculation of our NAV, administrative, accounting, tax, legal and investor relations services, financing services, and services related to property management, leasing, development and construction.

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

Management Fee, Class B Units and Expense Reimbursement

As compensation for its services under the Management Agreement, we pay our Manager a quarterly management fee at an annualized rate of 0.75%. The management fee is based on our NAV at the end of each fiscal quarter. During the years ended December 31, 2024, and 2023, we incurred management fees due to our Manager of $2.7 million and $2.7 million, respectively.

As additional compensation for its services under the Management Agreement, we issued our Manager 100,000 Class B units, representing all of our issued and outstanding Class B units. The Class B units entitle our Manager to 5% of any gain recognized by or distributed to us or recognized by or distributed from our Operating Companies or any subsidiary. As a result, any time we recognize an operating gain (excluding depreciation) or receive a distribution, whether from continuing operations, net sale proceeds, refinancing transactions or otherwise, our Manager is entitled to receive 5% of the aggregate amount of such gain or distribution, regardless of whether the holders of our Class A units have received a return of their capital. The allocation and distribution rights that our Manager is entitled to with respect to its Class B units may not be amended, altered or repealed, and the number of authorized Class B Units may not be increased or decreased, without the consent of our Manager. During the years ended December 31, 2024 and 2023, we did not make any Class B unit allocations or distributions to our Manager.

Pursuant to the Management Agreement, we reimburse our Manager and its affiliates, including our Sponsor, for actual fees and expenses incurred in connection with our Public Offerings, the Offer and Merger, the selection, origination, acquisition and management of our investments, and for out-of-pocket expenses paid to third parties in connection with providing services to us. Expenses reimbursable are payable at the election of the recipient in cash, by issuance of our Class A units at the then-current NAV, or through some combination of the foregoing. For additional details regarding the Offer and the Merger see, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Transactions with Belpointe REIT, Inc.”

During the years ended December 31, 2024, and 2023, our Manager and its affiliates, including our Sponsor, incurred $2.6 million, and $2.9 million, respectively, for fees and expenses on our behalf.

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

During the years ended December 31, 2024, and 2023, our Sponsor and its affiliates incurred $2.1 million and $1.8 million, respectively, for fees, expenses and employment costs on our behalf.

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

During the year ended December 31, 2024, we incurred $4.2 million for development fees, and we incurred $1.7 million for employee reimbursement expenditures relating to projects under development. During the year ended December 31, 2023, we incurred $5.9 million for development fees, and we incurred $1.7 million for employee reimbursement expenditures relating to projects under development.

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

Item 14. Principal Accountant Fees and Services

The following table sets forth the aggregate fees for professional services provided by our independent registered public accounting firm, Citrin Cooperman & Company, LLP, for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Audit fees (1)	$132,000	$138,685
Tax fees (2)	—	—
Total	$132,000	$138,685

(1)	Audit fees consist of fees for services related to the annual audit of our fiscal 2024 and 2023 consolidated financial statements, reviews of our interim unaudited consolidated financial statements, and services that are normally provided in connection with statutory and regulatory filings and engagements.

(2)	Tax fees consist of fees for professional services rendered during 2024 for 2023 state and federal tax compliance.

Audit Committee Pre-Approval Policies and Procedures

In accordance with our audit committee charter, our audit committee is required to approve, in advance, all audit and non-audit services to be provided by our independent registered public accounting firm. All services reported in the table above were approved by our audit committee. Our audit committee charter is available on our website, www.belpointeoz.com, under the “Investor Relations” section.

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

(3) Exhibits: The following exhibits are filed with this Form 10-K:

Exhibit Number	Description	Incorporated by Reference
		Form	File Number	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of April 21, 2021, by and among Belpointe PREP, LLC, BREIT Merger, LLC and Belpointe REIT, Inc.	S-11	333-255424	2.1	September 30, 2021
3.1	Certificate of Formation.	S-11	333-255424	3.1	September 30, 2021
3.2	Amended and Restated Limited Liability Company Operating Agreement.	S-11	333-255424	3.2	September 30, 2021
4.1	Subscription Agreement (included in Appendix B).	S-11	333-255424	4.1	September 30, 2021
10.1	Management Agreement, effective as of October 28, 2020, by and among Belpointe PREP, LLC, Belpointe PREP OC, LLC, Belpointe PREP TN OC, LLC, Belpointe PREP Manager, LLC and Belpointe LLC.	S-11	333-255424	10.1	September 30, 2021
10.2	Employee and Cost Sharing Agreement, effective as of October 28, 2020, by and among Belpointe PREP, LLC, Belpointe PREP OC, LLC, Belpointe PREP TN OC, LLC and Belpointe PREP Manager, LLC.	S-11	333-255424	10.2	September 30, 2021
10.3	Promissory Note, dated January 3, 2022.	8-K	001-40911	10.12	January 6, 2022
10.4	Mortgage Deed and Security Agreement, dated January 3, 2022.	8-K	001-40911	10.13	January 6, 2022
21*	Subsidiaries of Registrant.
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Belpointe PREP, LLC Clawback Policy.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) or the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2025

Belpointe PREP, LLC

By:	/s/ Brandon E. Lacoff
Brandon E. Lacoff
Chairman of the Board and Chief Executive Officer

By:	/s/ Martin Lacoff
Martin Lacoff
Director, Chief Strategic Officer, Principal Financial Officer and Principal Accounting Officer

