Form 10-Q
period 2025-03-31
Belpointe PREP, LLC
filed 2025-05-15
CIK 1807046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___

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

Yes ☐ No ☒

As of May 9, 2025, the registrant had 3,689,101 Class A units, 100,000 Class B units and one Class M unit outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect the current views of Belpointe PREP, LLC, a Delaware limited liability company (together with its subsidiaries, the “Company,” “we,” “us,” or “our”) with respect to, among other things, our future results of operations and financial performance. In some cases, you can identify forward-looking statements by words such as “anticipate,” “approximately,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” and “would” or the negative version of these words or other comparable words or statements that do not relate strictly to historical or factual matters. By their nature, forward-looking statements speak only as of the date they are made, are not statements of historical fact or guarantees of future performance and are subject to risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify, including those risks described under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, a copy of which may be accessed here, and, in particular due to changes with respect to borrowing costs as a result of interest rates and other factors, our ability to raise capital and access debt financing to continue to execute on our investment strategy, inflation, changes in the availability and price of insurance coverage, construction delays, delays in the lease-up and stabilization of our properties, fluctuations in occupancy rates and market rents as a result of competition, severe weather events and other natural phenomena, international, national, regional and local economic factors and other market conditions beyond our control, including impacts and uncertainties from trade disputes and tariffs, changes in legislation and regulation, including landlord-tenant laws in the markets in which we operate and the projected impact of such factors on our business, financial performance and operating results. Our expectations, beliefs and projections are expressed in good faith, and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will result or be achieved, and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Belpointe PREP, LLC

Consolidated Balance Sheets

(in thousands, except unit data)

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Real estate
Land	$51,038	$51,038
Building and improvements	240,632	238,684
Furniture, fixtures and equipment	2,727	2,633
Intangible assets	8,439	8,530
Real estate under construction	211,618	191,308
Total real estate	514,454	492,193
Accumulated depreciation and amortization	(8,732)	(6,917)
Real estate, net	505,722	485,276
Cash and cash equivalents	22,953	24,737
Other assets	8,676	7,578
Total assets	$537,351	$517,591

Liabilities
Debt, net	$203,321	$177,017
Loan from affiliate	2,600	2,600
Due to affiliates	9,815	9,103
Lease liabilities	1,185	1,225
Accounts payable	15,139	13,322
Accrued expenses and other liabilities	9,587	10,267
Total liabilities	241,647	213,534

Commitments and contingencies	—	—

Members’ Capital
Class A units, unlimited units authorized, 3,668,388 and 3,664,173 units issued and outstanding at March 31, 2025 and December 31, 2024, respectively	293,427	301,776
Class B units, 100,000 units authorized, 100,000 units issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Class M unit, one unit authorized, one unit issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Total members’ capital excluding noncontrolling interests	293,427	301,776
Noncontrolling interests	2,277	2,281
Total members’ capital	295,704	304,057
Total liabilities and members’ capital	$537,351	$517,591

See accompanying notes to consolidated financial statements.

Belpointe PREP, LLC

Consolidated Statements of Operations

(Unaudited)

(in thousands, except unit and per unit data)

	Three Months Ended March 31,
	2025	2024
Revenue
Rental revenue	$1,739	$337
Total revenue	1,739	337

Expenses
Property expenses	2,704	1,263
General and administrative	1,616	1,570
Interest expense	4,358	721
Depreciation and amortization	1,917	284
Impairment of real estate	—	595
Total expenses	10,595	4,433

Other income
Interest income	248	142
Other expense	(15)	(27)
Total other income	233	115

Net loss	(8,623)	(3,981)
Net loss attributable to noncontrolling interests	4	—
Net loss attributable to Belpointe PREP, LLC	$(8,619)	$(3,981)

Loss per Class A unit (basic and diluted)
Net loss per unit	$(2.35)	$(1.10)
Weighted-average units outstanding	3,666,000	3,631,531

See accompanying notes to consolidated financial statements.

Belpointe PREP, LLC

Consolidated Statements of Changes in Members’ Capital

(Unaudited)

(in thousands, except unit data)

							Total Members’ Capital Excluding		Total
	Class A units		Class B units		Class M unit		Noncontrolling	Noncontrolling	Members’
	Units	Amount	Units	Amount	Units	Amount	Interests	Interests	Capital
Balance at January 1, 2025	3,664,173	$301,776	100,000	$—	1	$—	$301,776	$2,281	$304,057
Issuance of units	4,215	270	—	—	—	—	270	—	270
Net loss	—	(8,619)	—	—	—	—	(8,619)	(4)	(8,623)
Balance at March 31, 2025	3,668,388	$293,427	100,000	$—	1	$—	$293,427	$2,277	$295,704

							Total Members’ Capital Excluding		Total
	Class A units		Class B units		Class M unit		Noncontrolling	Noncontrolling	Members’
	Units	Amount	Units	Amount	Units	Amount	Interest	Interest	Capital
Balance at January 1, 2024	3,622,399	$322,626	100,000	$—	1	$—	$322,626	$2,438	$325,064
Issuance of units	9,304	711	—	—	—	—	711	—	711
Offering costs	—	(2)	—	—	—	—	(2)	—	(2)
Net loss	—	(3,981)	—	—	—	—	(3,981)	—	(3,981)
Balance at March 31, 2024	3,631,703	$319,354	100,000	$—	1	$—	$319,354	$2,438	$321,792

See accompanying notes to consolidated financial statements.

Belpointe PREP, LLC

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(8,623)	$(3,981)
Adjustments to net loss:
Depreciation and amortization including intangible assets and deferred financing costs	2,445	380
Accretion of rent-related intangibles and straight-line rent adjustments	(37)	28
Impairment of real estate	—	595
Unrealized loss on interest rate derivatives	3	27
Changes in operating assets and liabilities:
Increase (decrease) in due to affiliates	691	(26)
Increase in other assets	(1,188)	(4,090)
Decrease in accounts payable	(132)	(385)
Increase in accrued expenses and other liabilities	223	824
Net cash used in operating activities	(6,618)	(6,628)

Cash flows from investing activities
Development of real estate	(20,603)	(37,920)
Other investing activity	(26)	55
Net cash used in investing activities	(20,629)	(37,865)

Cash flows from financing activities
Proceeds from construction loans	24,042	26,934
Proceeds from term loans	1,541	41,469
Proceeds from units issued	270	13
Other financing activities	75	—
Payment of offering costs	(6)	(39)
Repayment of loan from affiliate	—	(4,000)
Payment of deferred financing costs	—	(1,293)
Net cash provided by financing activities	25,922	63,084

Net (decrease) increase in cash and cash equivalents and restricted cash	(1,325)	18,591

Cash and cash equivalents and restricted cash, beginning of period	28,831	23,585
Cash and cash equivalents and restricted cash, end of period	$27,506	$42,176

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

In addition, the Follow-on Registration Statement constituted a post-effective amendment to the registration statement on Form S-11, as amended (File No. 333-255424), registering our continuous primary offering of up to $750,000,000 of our Class A units, declared effective by the SEC on September 30, 2021 (our “Primary Offering” and, together with our Follow-on Offering, our “Public Offerings”). For the three months ended March 31, 2025, we have sold aggregate gross proceeds of $270,013 of Class A units in connection with our Public Offerings. Together with the gross proceeds raised in Belpointe REIT, Inc.’s prior offerings, as of March 31, 2025, we have raised aggregate gross offering proceeds of $357.6 million in our Public Offerings.

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

In the opinion of management, all adjustments considered necessary for a fair presentation of our financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The consolidated financial statements as of March 31, 2025, and for the three months ended March 31, 2025 and 2024, are unaudited and may not include year-end adjustments necessary to make them comparable to audited results. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2024 included in our Annual Report on Form 10-K. The operating results for interim periods are not necessarily indicative of operating results for any other interim period or for the entire year.

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

The following table presents the financial data of our consolidated VIEs, which are considered VIE’s as they do not have sufficient equity at risk to finance its activities without additional subordinated financial support, included in the consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively (amounts in thousands):

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Real estate
Land	$41,223	$41,223
Building and improvements	238,113	236,165
Furniture, fixtures and equipment	2,727	2,633
Intangible assets	6,083	6,174
Real estate under construction	211,360	190,750
Total real estate	499,506	476,945
Accumulated depreciation and amortization	(7,328)	(5,578)
Real estate, net	492,178	471,367
Cash and cash equivalents	1,974	2,566
Other assets	8,043	7,096
Total assets	$502,195	$481,029

Liabilities
Debt, net	$203,321	$177,017
Due to affiliates	4,002	3,413
Lease liabilities	—	21
Accounts payable	15,114	13,137
Accrued expenses and other liabilities	8,829	9,690
Total liabilities	$231,266	$203,278

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

Restricted Cash

Restricted cash consists of amounts required to be reserved pursuant to contractual obligations and lender agreements for debt service. The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the consolidated statements of cash flows (amounts in thousands):

	March 31, 2025	December 31, 2024	March 31, 2024
	(unaudited)		(unaudited)
Cash and cash equivalents	$22,953	$24,737	$29,205
Restricted cash (1)	4,553	4,094	12,971
Total cash and cash equivalents and restricted cash	$27,506	$28,831	$42,176

(1)	Restricted cash is included within Other assets on our consolidated balance sheets.

Segment Reporting

Our Chief Executive Officer is our chief operating decision maker (“CODM”). We are focused on identifying, acquiring, developing or redeveloping and managing real estate assets located within qualified opportunity zones. Our operating segments are based on the way we organize and evaluate our business internally. We currently operate in two reportable segments, commercial and mixed-use, which are further described in Note 12 - Segment Reporting.

Recent Accounting Pronouncements

In March 2024, the SEC adopted final rules under Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors (the “Climate Rules”). The Climate Rules require quantitative and qualitative disclosure of certain climate-related information in registration statements and annual reports filed. These disclosures include financial statement footnote disclosure related to the effects of certain severe weather events and other natural conditions. In April 2024, the SEC issued an order staying the Climate Rules pending completion of a judicial review. In March 2025, the SEC voted to end its defense of the Climate Rules, and in April 2025, the intervenor states filed a motion to hold the case in abeyance until the SEC takes further action. We are currently monitoring the litigation and evaluating the impact that the Climate Rules may have on our consolidated financial statements.

Note 3 – Leases

Lessor Accounting

We earn lease revenue from our residential, retail, office, and warehouse properties that are leased to tenants under operating leases. Revenues from such leases are reported as Rental revenue in our consolidated statements of operations and are comprised of (i) lease components, which includes fixed and variable lease payments, and (ii) non-lease components which includes reimbursements of property level operating expenses. We do not separate non-lease components from the related lease components, as the timing and pattern of transfer are the same, and account for the combined component.

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

The following table summarizes the components of lease revenues (amounts in thousands):

	Three Months Ended March 31,
	2025	2024
	(unaudited)	(unaudited)
Fixed lease revenues	$1,522	$241
Variable lease revenues (1)	181	124
Lease revenues (2) (3)	$1,703	$365

(1)	Includes reimbursements for property taxes, insurance, and common area maintenance services.

(2)	Excludes lease intangible amortization of less than $0.1 million and less than $0.1 million for the three months ended March 31, 2025 and 2024, respectively.

(3)	Excludes straight-line rent of less than $0.1 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively.

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

We assess the collectability of substantially all lease payments due, including unbilled rent receivable balances, by reviewing a tenant’s payment history or financial condition, and the age of the receivables. Changes to collectability are recognized as a current period adjustment to rental revenue. We have assessed the collectability of all recorded lease revenues as probable as of March 31, 2025.

Note 4 – Related Party Arrangements

Our Transaction with Belpointe Development Holding, LLC

On May 16, 2024, we entered into an agreement, which has since been amended, to borrow up to $3.0 million in principal amount from Belpointe Development Holding, LLC, an affiliate of our Chief Executive Officer, pursuant to the terms of a revolving credit facility agreement (the “BDH Facility”). Interest accrues on the BDH Facility at an annual rate of 5.0%, due and payable at maturity. The BDH Facility is due to mature on August 31, 2026. Proceeds under the BDH Facility are to be used for general corporate purposes. As of March 31, 2025, and December 31, 2024, the BDH Facility had an outstanding principal balance of $2.6 million and $2.6 million, respectively, and accrued interest of $0.1 million and less than $0.1 million, respectively.

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

The following table presents a summary of fees incurred on our behalf by, and expenses reimbursable to, our Manager and its affiliates, including our Sponsor, in accordance with the terms of the relevant agreements with such parties (amounts in thousands):

	Three Months Ended March 31,
	2025	2024
	(unaudited)	(unaudited)
Amounts included in the Consolidated Statements of Operations
Costs incurred by our Manager and its affiliates (1)	$747	$790
Management fees (2)	825	687
Insurance (3)	122	161
Director compensation	20	20
	$1,714	$1,658

Capitalized costs included in the Consolidated Balance Sheets
Development fee and reimbursements	$1,167	$1,078
Insurance (3)	544	564
	$1,711	$1,642

(1)	Includes wage, overhead and other reimbursements to our Manager and its affiliates, including our Sponsor, which are included in General and administrative expenses on the consolidated statements of operations.

(2)	Included in Property expenses in our consolidated statements of operations.

(3)	Our insurance premiums are prepaid and are included in Other assets on the consolidated balance sheets and are amortized monthly to either Property expenses on the consolidated statements of operations or Real estate under construction on the consolidated balance sheets as further described below.

The following table summarizes amounts included in Due to affiliates in our consolidated balance sheets (amounts in thousands):

	March 31, 2025	December 31, 2024
	(unaudited)
Management fees	$4,895	$4,070
Development fees	2,576	2,546
Employee cost sharing and reimbursements (1)	2,173	2,388
Insurance	19	—
Director compensation	40	20
Accrued interest	112	79
	$9,815	$9,103

(1)	Includes wage, overhead and other reimbursements to our Manager and its affiliates, including our Sponsor.

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

Pursuant to the terms of the employee and cost sharing agreement between us, our Operating Companies, our Manager and our Sponsor, we reimburse our Sponsor and our Manager for expenses incurred for our allocable share of the salaries, benefits and overhead of personnel providing services to us. During the three months ended March 31, 2025 and 2024, our Manager and its affiliates, including our Sponsor, incurred operating expenses of $0.5 million and $0.7 million, respectively, on our behalf. The expenses are payable, at the election of the recipient, either in cash, by issuance of our Class A units at the then-current NAV, or through some combination of the foregoing. As of March 31, 2025, all expenses incurred since inception have been paid in cash.

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

During the three months ended March 31, 2025 and 2024, we incurred development fees earned during the construction phase of $1.0 million and $0.8 million, respectively. Such development fees are included in Real estate under construction in our consolidated balance sheets. As of March 31, 2025 and December 31, 2024, $2.6 million and $2.5 million, respectively, remained due and payable to our affiliates for development fees.

During the three months ended March 31, 2025 and 2024, we incurred employee reimbursement expenditures to our affiliates acting as development managers of $0.5 million and $0.3 million, respectively, of which $0.2 million and $0.2 million, respectively, is included in Real estate under construction in our consolidated balance sheets, and $0.3 million and $0.1 million, respectively, is included in General and administrative expenses in our consolidated statements of operations. As of March 31, 2025 and December 31, 2024, $1.4 million and $1.2 million, respectively, remained due and payable to our affiliates for employee reimbursement expenditures.

On April 25, 2023, each of the indirect majority-owned subsidiaries for our Nashville investments entered into development management agreements with certain development entities in which immediate family members of our Chief Executive Officer have a passive indirect minority beneficial ownership interest (collectively, the “Nashville DMAs”). The aggregate development fees payable under the Nashville DMAs are equal to 55% of 4.5% of the development budget or hard costs, as applicable. As of March 31, 2025, and December 31, 2024, $0.4 million in development fees related to the Nashville DMAs remained outstanding and payable.

Acquisition Fees

We will pay our Manager, Sponsor, or an affiliate of our Manager or Sponsor, an acquisition fee equal to 1.5% of the total value of any acquisition transaction, including any acquisition through merger with another entity (but excluding any transactions in which our Sponsor, or an affiliate of our Manager or Sponsor, would otherwise receive a development fee). We did not incur any acquisition fees during the three months ended March 31, 2025 and 2024.

Insurance

Certain immediate family members of our Chief Executive Officer have an indirect minority non-controlling beneficial ownership interest in Belpointe Specialty Insurance, LLC (“Belpointe Specialty Insurance”). Belpointe Specialty Insurance has acted as our broker in connection with the placement of insurance coverage for certain of our properties and operations. Belpointe Specialty Insurance earns brokerage commissions related to the brokerage services that it provides to us, which commissions vary, are based on a percentage of the premiums that we pay and are set by the insurer. We have also engaged Belpointe Specialty Insurance to provide us with contract insurance consulting services related to owner-controlled insurance programs, for which we pay an administration fee.

During the three months ended March 31, 2025 and 2024, and we obtained insurance coverage and paid premiums in the aggregate amount of $0.1 million and $0.1 million, respectively, from which Belpointe Specialty Insurance earned commissions and administrative fees of less than $0.1 million and less than $0.1 million, respectively. Insurance premiums are prepaid and are included in Other assets on the consolidated balance sheets.

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

Note 5 – Real Estate, Net

Real Estate Under Construction

The following table provides the activity of our Real estate under construction in the consolidated balance sheets (amounts in thousands):

	March 31, 2025	December 31, 2024
	(unaudited)
Beginning balance	$191,308	$291,130
Capitalized costs (1) (2)	21,474	133,236
Placed in service (3)	(2,042)	(235,675)
Capitalized interest	878	3,394
Impairment charges (4)	—	(777)
	$211,618	$191,308

(1)	Includes development fees and employee reimbursement expenditures. See “Note 4 – Related Party Arrangements” for additional details regarding our transactions with related parties.

(2)	Includes direct and indirect project costs to the construction and development of real estate projects, including but not limited to loan fees, property taxes, and insurance, incurred of $0.8 million and $5.4 million for the three months ended March 31, 2025 and the year ended December 31, 2024, respectively.

(3)

Relates to the placement of assets in service for our 1991 Main Street, Sarasota, Florida (“Aster & Links”) development project, which reached substantial completion during the year ended December 31, 2024, and as a result, we reclassified the Real estate under construction to their respective fixed asset accounts.

(4)	Impairment charges during the year ended December 31, 2024 are in relation to one of our real estate assets located in Nashville, Tennessee, based on our conclusion that the estimated fair market value of the real estate asset was lower than the carrying value, and as a result, we reduced the carrying value to the estimated fair market value.

Non-cash Disclosures

For the three months ended March 31, 2025, non-cash investing activity relating to the development of real estate totaled $9.6 million, of which $8.0 million was included in Real estate under construction in our consolidated balance sheets, (inclusive of unpaid development fees of $0.5 million and unpaid employee cost sharing and reimbursements of $0.1 million), and $1.6 million was included in Building and improvements in our consolidated balance sheets. For the three months ended March 31, 2024, non-cash investing activity relating to the development of real estate totaled $21.9 million (inclusive of unpaid development fees of $2.2 million and unpaid employee cost sharing and reimbursements of $0.3 million), which was included in Real estate under construction in our consolidated balance sheets.

Depreciation Expense

Depreciation expense was $1.8 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively, and is included in Depreciation and amortization on the consolidated statements of operations.

Note 6 – Intangible Assets and Liabilities

Intangible assets and liabilities are summarized as follows (amounts in thousands):

	March 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(unaudited)	(unaudited)	(unaudited)
Finite-Lived Intangible Assets
In-place leases	$2,780	$(1,187)	$1,593	$2,871	$(1,188)	$1,683
Indefinite-Lived Intangible Assets
Development rights	5,659	—	5,659	5,659	—	5,659
Total intangible assets	$8,439	$(1,187)	$7,252	$8,530	$(1,188)	$7,342

Finite-Lived Intangible Liabilities
Below-market leases	$(1,712)	$527	$(1,185)	$(1,743)	$518	$(1,225)
Total intangible liabilities	$(1,712)	$527	$(1,185)	$(1,743)	$518	$(1,225)

In-place leases and development rights intangible assets, noted above, are included in Intangible assets on the consolidated balance sheets. Below-market lease liabilities, noted above, are included in Lease liabilities on the consolidated balance sheets.

Amortization of in-place lease intangible assets was less than $0.1 million and less than $0.1 million for the three months ended March 31, 2025 and 2024, respectively, and is included in Depreciation and amortization in the consolidated statements of operations.

Amortization of below-market lease liabilities was less than $0.1 million and less than $0.1 million for the three months ended March 31, 2025 and 2024, respectively, and is included in Rental revenue in the consolidated statements of operations.

Note 7 – Debt, Net

The following table details our Debt, net (dollars in thousands):

				Carrying Value as of
Indebtedness	Interest Rate	Maturity Date	Total Commitment	March 31, 2025	December 31, 2024
				(unaudited)
Fixed rate loans
1991 Main Mezzanine Loan (1) (2)	13.00%	May 2027	$56,378	$47,784	$46,243
900 8th Land Loan (3)	9.50%	June 2025	N/A	10,000	10,000
Variable rate loans
1991 Main Construction Loan (1) (4)	SOFR + 3.45%	May 2027	$130,000	103,056	97,521
1000 First Construction Loan (5)	SOFR + 3.80%	June 2027	$104,000	47,983	29,468
Total debt				208,823	183,232
Unamortized debt issuance costs				(3,485)	(3,931)
Unamortized debt discount				(2,017)	(2,284)
Debt, net				$203,321	$177,017

(1)	Loan contains a one-year extension option, subject to certain restrictions.

(2)	We are required to maintain an interest reserve and carry reserve for purposes of paying accrued but unpaid interest on the 1991 Main Mezzanine Loan and interest, principal and other obligations under the 1991 Main Construction Loan. Undrawn amounts were held back at closing and are being maintained by an administrative agent appointed by the lender (the “Reserves”). As interest and other obligations accrue, the Reserves balance will be reduced and be added to the principal outstanding on the 1991 Main Mezzanine Loan. As of March 31, 2025, the Reserves balance was $8.6 million.

(3)	The 900 8th Land Loan contains two six-month extension options, subject to certain restrictions.

(4)	Advances under the 1991 Main Construction Loan bear interest at a per annum rate equal to the one-month term Secured Overnight Financing Rate (“SOFR”) plus 3.45%, subject to a minimum all-in per annum rate of 8.51%. To mitigate our exposure to increases to the one-month SOFR, we have obtained an interest rate cap (see Note 9 – Derivative Instruments).

(5)	The 1000 First Construction Loan contains two one-year extension options, subject to certain restrictions. Advances under the 1000 First Construction Loan bear interest at a per annum rate equal to the one-month term SOFR plus 3.80%, subject to a minimum all-in per annum rate of 7.55%. To mitigate our exposure to increases to the one-month SOFR, we have obtained an interest rate cap (see Note 9 – Derivative Instruments).

The following table summarizes the scheduled future principal payments under our debt arrangements as of March 31, 2025 (amounts in thousands):

Year ended December 31,	(unaudited)
2025 (remainder)	$10,000
2026	—
2027	198,823
2028	—
2029	—
Thereafter	—
Total	$208,823

Interest paid, net of capitalized interest for the three months ended March 31, 2025 and 2024, was $3.9 million and $0.2 million, respectively.

Amortization of deferred financing costs for the three months ended March 31, 2025 and 2024, was $0.7 million and $0.4 million, respectively, of which $0.2 million and $0.3 million was capitalized, respectively.

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

We are subject to various financial and operational covenants which include, but are not limited to, maintaining liquid assets of no less than $20.0 million and a net worth of no less than $130.0 million. As of March 31, 2025, and December 31, 2024, we were in compliance with all of our loan covenants.

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

We estimated that our other financial assets and liabilities had fair values that approximated their carrying values as of March 31, 2025 and December 31, 2024.

Recurring Fair Value Measurements

Assets measured at fair value on a recurring basis are comprised of our interest rate caps (see Note 9 – Derivative Instruments). The valuation of our interest rate caps are prepared by an independent third-party and are classified as Level 2 in the fair value hierarchy, as the valuation is approximated using market values of similar instruments in active markets.

The following table sets forth the carrying value and estimated fair value of our debt arrangements as of March 31, 2025 and December 31, 2024, respectively (amounts in thousands):

		March 31, 2025		December 31, 2024
	Level	Carrying Value (1)	Fair Value (2)	Carrying Value (1)	Fair Value
		(unaudited)	(unaudited)
Total indebtedness	2	$203,321	$208,886	$177,017	$183,088

(1)	Amounts disclosed are net of unamortized debt issuance costs and debt discounts.

(2)	The fair value of our indebtedness as of March 31, 2025 was prepared by an independent third-party using a discounted cash flow analysis, reviewed by management utilizing estimated credit spreads, and observable market interest rates.

Note 9 – Derivative Instruments

In connection with our variable rate loan agreements (see Note 7 – Debt, Net), we are required to obtain and maintain interest rate protection in the form of interest rate caps during the term of the loans to effectively limit the impact of increases in the one-month SOFR. We are subject to credit risk by the counterparty of these derivative instruments in the event of non-performance under the derivative contracts, however we believe the risk to be minimal.

The following table details our derivative financial instruments as of March 31, 2025 (amounts in thousands):

Interest Rate Derivative	Notional Amount	Strike Price	Maturity Date
Interest rate cap	$108,973	5.07%	July 2025
Interest rate cap	$104,000	6.25%	July 2025

The following table details the fair value of our derivative financial instruments (amounts in thousands):

	Fair Value (1)
Interest Rate Derivative	March 31, 2025	December 31, 2024
	(unaudited)
Interest rate caps	$—	$3

(1)	Amounts are included in Other assets in our consolidated balance sheets.

The following table details the effect of our derivative financial instruments on our consolidated statements of operations (amounts in thousands):

		Three Months Ended March 31,
Interest Rate Derivative	Location of Gain (Loss)	2025	2024
		(unaudited)	(unaudited)
Interest rate caps	Other expense	$(3)	$(27)

Note 10 – Members’ Capital

Our Operating Agreement generally authorizes our Board to issue an unlimited number of units and options, rights, warrants and appreciation rights relating to such units for consideration or for no consideration and on such terms and subject to such conditions as determined by our Board, in its sole discretion, and in most cases without the approval of our members. These additional securities may be used for a variety of purposes, including in future offerings to raise additional capital and acquisitions. Our Operating Agreement currently authorizes the issuance of an unlimited number of Class A units, 100,000 Class B units and one Class M unit.

During the three months ended March 31, 2025 and 2024, we issued 4,215 and 9,304 Class A units, respectively. As of March 31, 2025 and December 31, 2024, there were 3,668,388 and 3,664,173 Class A units, respectively, 100,000 Class B units and one Class M unit issued and outstanding.

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

Basic and Diluted Loss Per Class A Unit

For the three months ended March 31, 2025 and 2024, the basic and diluted weighted-average units outstanding were 3,666,000 and 3,631,531, respectively. For the three months ended March 31, 2025 and 2024, net loss attributable to Class A units was $8.6 million and $4.0 million, respectively, and the loss per basic and diluted unit was $2.35 and $1.10, respectively.

Note 11 – Commitments and Contingencies

Litigation

From time to time the Company may become involved in certain non-material litigation, as described below, or other claims arising in the ordinary course of business. As of March 31, 2025, neither we nor any of our subsidiaries were subject to any material legal proceedings nor were we aware of any material legal proceedings threatened against us or any of our subsidiaries.

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

Development Projects

In connection with the development of our investment at 1000 First Avenue North, St. Petersburg, Florida (“Viv”) and Aster & Links, we have entered into separate construction management agreements for each asset which contain terms and conditions that are customary for the related scope of work. As of March 31, 2025, we have an aggregate unfunded commitment of $42.8 million under these two development projects. As of March 31, 2025, $18.2 million, inclusive of retainage of $13.4 million, was outstanding and payable in connection with these developments.

Note 12 – Segment Reporting

We identify our operating segments based on the way we organize and evaluate our business. As a result of having placed Aster & Links into service and the commencing of operations in 2024, we revised our reportable segments to include the following two distinct operating segments:

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

We believe segment net operating income (loss) (“Segment NOI”) provides a useful measure of the performance of our business, as it reflects the core rental operations of our operating real estate. Segment NOI is calculated as rental revenue, less property expenses, excluding corporate level items, such as management fees incurred to our Manager (see Note 4 – Related Party Arrangements), depreciation and amortization, general and administrative expenses, interest expense, and other non-operating items.

The following table details the unaudited results of Segment NOI, reconciled to our consolidated statement of operations for the three months ended March 31, 2025 and 2024 (amounts in thousands):

	Three Months Ended March 31,
	2025			2024
	Commercial Segment	Mixed-use Segment	Total	Commercial Segment	Mixed-use Segment	Total
Segment NOI:
Rental revenue	$298	$1,441	$1,739	$281	$56	$337
Property expenses	(357)	(1,522)	(1,879)	(218)	(358)	(576)
Total Segment NOI	$(59)	$(81)	$(140)	$63	$(302)	$(239)
Non-segment items:
Management fees, included in Property expenses			(825)			(687)
General and administrative			(1,616)			(1,570)
Interest expense			(4,358)			(721)
Depreciation and amortization			(1,917)			(284)
Impairment of real estate			—			(595)
Interest income			248			142
Other expense			(15)			(27)
Net loss			(8,623)			(3,981)
Net loss attributable to noncontrolling interests			4			—
Net loss attributable to Belpointe PREP, LLC			$(8,619)			$(3,981)

The following table details the unaudited significant expense categories by segment for the three months ended March 31, 2025 and 2024 (amounts in thousands):

	Three Months Ended March 31,
	2025			2024
	Commercial Segment	Mixed-use Segment	Total	Commercial Segment	Mixed-use Segment	Total
Property expenses:
Real estate taxes	$170	$145	$315	$119	$64	$183
Management fees (1)	10	290	300	11	39	50
Repairs & maintenance	99	295	394	18	52	70
Insurance	72	343	415	63	67	130
Utilities	6	195	201	7	8	15
Other property expenses	—	254	254	—	128	128
Total property expenses (1)	$357	$1,522	$1,879	$218	$358	$576

(1)	Excludes management fees incurred to our Manager.

The following table details our total assets by segment as of March 31, 2025, and December 31, 2024 (amounts in thousands):

	March 31, 2025	December 31, 2024
	(unaudited)
Commercial Segment	$97,089	$97,358
Mixed-use Segment	417,417	395,642
Other non-segment assets (1)	22,845	24,591
Total assets	$537,351	$517,591

(1)	Other non-segment assets primarily consist of cash and cash equivalents not attributable to specific reportable segments.

Note 13 – Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring after the balance sheet date through the date the consolidated financial statements were issued require potential adjustment to or disclosure in the consolidated financial statements and has concluded that all such events or transactions that would require recognition or disclosure have been recognized or disclosed.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2024 (our “Annual Report”) filed with the U.S. Securities and Exchange Commission on March 31, 2025, a copy of which may be accessed here. As discussed in the section entitled “Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section entitled “Risk Factors” included our Annual Report.

Overview

We are the only publicly traded qualified opportunity fund listed on a national securities exchange. We are a Delaware limited liability company formed on January 24, 2020, and a partnership for U.S. federal income tax purposes.

We are focused on identifying, acquiring, developing or redeveloping and managing properties in two operating segments: commercial and mixed-use real estate, in each case located within qualified opportunity zones. At least 90% of our assets consist of qualified opportunity zone property. We qualified as a qualified opportunity fund beginning with our taxable year ended December 31, 2020. Because we are a qualified opportunity fund certain of our investors are eligible for favorable capital gains tax treatment on their investments.

All of our assets are and will continue to be held by, and all of our operations are and will continue to be conducted through, one or more of our Operating Companies, either directly or indirectly through their subsidiaries. We are externally managed by Belpointe PREP Manager, LLC (our “Manager”), which is an affiliate of our sponsor, Belpointe, LLC (our “Sponsor”).

On May 9, 2023, the U.S. Securities and Exchange Commission (the “SEC”) declared effective our follow-on registration statement on Form S-11, as amended (File No. 333-271262) (the “Follow-on Registration Statement”), registering the offer and sale of up to $750,000,000 of our Class A units on a continuous “best efforts” basis by any method deemed to be an “at the market” offering pursuant to Rule 415(a)(4) under the Securities Act of 1933, as amended (the “Securities Act”), including by offers and sales made directly to investors or through one or more agents.

In connection with the Follow-on Registration Statement, we entered into a non-exclusive dealer manager agreement with Emerson Equity LLC (the “Dealer Manager”), a registered broker-dealer, for the sale of our Class A units through the Dealer Manager. The Dealer Manager enters into participating dealer agreements and wholesale agreements with other broker-dealers, referred to as “selling group members,” to authorize those broker-dealers to solicit offers to purchase our Class A units. We pay our Dealer Manager commissions of up to 0.25%, and the selling group members commissions ranging from 0.25% to 4.50%, of the principal amount of Class A unit sold in the Follow-on Offering.

In addition, our Follow-on Registration Statement constituted a post-effective amendment to our initial registration statement on Form S-11, as amended (File No. 333-255424), which registered the offer and sale of our initial public offering of up to $750,000,000 of our Class A units, declared effective by the SEC on September 30, 2021, of which $511,393,317 remained unsold as of March 31, 2025 (our “Primary Offering” and, together with our Follow-on Offering, our “Public Offerings”). For the three months ended March 31, 2025, we have sold aggregate gross proceeds of $270,013 of Class A units in connection with our Public Offerings.

The purchase price for Class A units in our Public Offerings is the lesser of (i) the net asset value (“NAV”) of our Class A units, and (ii) the average of the high and low sale prices of our Class A units on the NYSE American (the “NYSE”) during regular trading hours on the last trading day immediately preceding the investment date on which the NYSE was open for trading and trading in our Class A units occurred. Our Manager calculates our NAV within approximately 60 days of the last day of each quarter, and any adjustments take effect as of the first business day following its public announcement. On March 10, 2025, we announced that our NAV as of December 31, 2024 was equal to $119.94 per Class A unit.

Our Business Outlook

Market conditions for multifamily and mixed-use rental properties in the geographic regions in which we operate have generally remained consistent over the past several quarters. However, future economic conditions and demand for multifamily and mixed-use rental properties are, and the real estate industry in general is, subject to ongoing uncertainty as a result of a number of factors, including, among others, the rate of rent growth, rate of new construction, rate of absorption, the rate of unemployment, higher interest rates, higher rates of inflation, the availability of credit, financial market volatility, uncertainty around the timing, magnitude and impact of tariffs and general economic uncertainty, increasing energy costs, supply chain disruptions and labor shortages. The potential effect of these and other factors and the projected impact of these and other events on our business, results of operations and financial performance, presents material uncertainty and risk with respect to our future performance and financial results, including the potential to negatively impact our costs of operations, our financing arrangements, the value of our investments, and the laws, regulations and governmental and regulatory policies applicable to us. As a result, our past performance may not be indicative of future results.

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

Our Investments

As of the date of this Form 10-Q, our investment portfolio consisted of the following commercial and mixed-use rental properties:

1991 Main Street – Sarasota, Florida (“Aster & Links”) – 1991 Main Street (“1991 Main” or “Aster & Links”) is a 5.13-acre site which was acquired for an aggregate purchase price of $20.7 million. On August 24, 2023, we acquired an adjacent land parcel that was previously subject to a ground lease for a purchase price of $4.9 million, inclusive of transaction costs.

In 2024, construction was substantially completed and lease up began at Aster & Links, our mixed-use luxury development in downtown Sarasota, Florida. Aster & Links is comprised of 424 luxury residential units, including a mix of one-bedroom, two-bedroom, three-bedroom, four-bedroom apartments, townhome-style penthouse apartments, and six guest suite apartments, with approximately 51,000 square feet of retail space located on the first level. Aster & Links is made up of two distinct 10 story buildings and features over 900 garage and surface-level parking spaces, designed to cater to both residents and retail visitors.

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

1991 Main Construction Loan

On May 12, 2023, our indirect majority-owned subsidiary entered into a variable-rate construction loan agreement (the “1991 Main Construction Loan Agreement”) for up to $130.0 million in principal amount (the “1991 Main Construction Loan”) with Bank OZK (the “1991 Main Mortgage Lender”), which is secured by Aster & Links. Advances under the 1991 Main Construction Loan bear interest at a per annum rate equal to the one-month term Secured Overnight Financing Rate (SOFR) plus 3.45%, subject to a minimum all-in per annum rate of 8.51%, and may be used to fund the development of 1991 Main. The 1991 Main Construction Loan has an initial maturity date of May 12, 2027 and contains a one-year extension option, subject to certain restrictions. As of March 31, 2025, we have drawn down $103.1 million on the 1991 Main Construction Loan.

1991 Main Interest Rate Cap

As required under the terms of the 1991 Main Construction Loan Agreement, our indirect majority-owned subsidiary also entered into an interest rate cap agreement, effective July 10, 2024 (the “1991 Main Interest Rate Cap”), which, as of March 31, 2025, had a notional amount of approximately $109.0 million, a one-month SOFR rate based strike price of 5.07%, and which is due to mature on July 10, 2025.

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

In connection with the 1991 Main Mezzanine Loan, we are required to maintain an interest reserve and carry reserve for purposes of paying accrued but unpaid interest on the 1991 Main Mezzanine Loan and interest, principal and other obligations under the 1991 Main Construction Loan (the “Reserves”). We also provided the 1991 Main Mezzanine Lender with (i) a completion guaranty, which, among other things, guarantees completion of the work on Aster & Links, and (ii) a carveout guaranty, which, among other things, indemnifies the 1991 Main Mezzanine Lender for losses resulting from certain “bad acts,” insolvency, environmental conditions, violations of the terms of the 1991 Main Mezzanine Loan and certain provisions of the 1991 Main Construction Loan Agreement (collectively, the “Mezzanine Guarantees”). The 1991 Main Construction Loan and the 1991 Main Mezzanine Loan contain financial covenants requiring that we maintain liquid assets of no less than $20.0 million and a net worth of no less than $130.0 million. As of March 31, 2025, the principal balance of the 1991 Main Mezzanine Loan was $47.8 million.

1900 Fruitville Road – Sarasota Florida – 1900 Fruitville Road was a 1.2-acre site, consisting of a retail building and parking lot, which we acquired for an aggregate purchase price of $4.7 million, inclusive of transaction costs. In July 2024, we completed the redevelopment of this property into additional non-exclusive parking for Sprouts, our grocery store tenant at Aster & Links.

1000 First Avenue North and 900 First Avenue North – St. Petersburg, Florida (“Viv”) – We previously acquired several parcels, comprising 1.6-acres of land (previously referred to as 902-1020 First Avenue North, St. Petersburg, Florida), which we acquired for an aggregate purchase price of $12.1 million, inclusive of transaction costs, with the intent to consolidate them and develop into a 15-story high-rise building at 1000 First Avenue North, St. Petersburg, Florida (“1000 First” or “Viv”). As of March 31, 2025, construction on Viv was 84% complete. We currently anticipate construction to be completed in the second half of 2025, with leasing to begin prior.

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

1000 First Construction Management Agreement

In April 2023, our indirect majority-owned subsidiary entered into a construction management agreement in connection with the development of 1000 First. The construction management agreement contains terms and conditions that are customary for a project of this type and will be subject to a GMP of $140.5 million.

1000 First Construction Loan

On June 28, 2024, our indirect majority-owned subsidiary entered into a variable-rate construction loan agreement (the “1000 First Construction Loan Agreement”) for up to $104.0 million in principal amount (the “1000 First Construction Loan”) with various lenders, which is secured by 1000 First. Advances under the 1000 First Construction Loan bear interest at a per annum rate equal to the one-month term SOFR plus 3.80%, subject to a minimum all-in per annum rate of 7.55% and may be used to fund the development of 1000 First. The 1000 First Construction Loan has an initial maturity date of June 28, 2027 and contains two one-year extension options, subject to certain restrictions. As of March 31, 2025, we have drawn down $48.0 million on the 1000 First Construction Loan.

1000 First Interest Rate Cap

As required under the terms of the 1000 First Construction Loan Agreement, our indirect majority-owned subsidiary also entered into an interest rate cap agreement, effective June 28, 2024 (the “1000 First Interest Rate Cap”), which, as of March 31, 2025, had a notional amount of approximately $104.0 million, a one-month SOFR rate based strike price of 6.25%, and which is due to mature on July 1, 2025.

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

Results of Operations

As a result of having placed Aster & Links into service and commencing operations in 2024, we revised our reportable segments to include the following two distinct operating segments: commercial and mixed-use. Our commercial segment includes properties such as office, retail centers, and warehouses (the “Commercial Segment”), and our mixed-use segment includes properties that blend both residential and retail components within a single real estate asset (the “Mixed-use Segment”).

We believe that segment net operating income (loss) (“Segment NOI”) provides a useful measure of the performance of our business, as it reflects the core rental operations of our operating real estate. Segment NOI is calculated as rental revenue, less property expenses, excluding corporate level items, such as management fees incurred to our Manager, depreciation and amortization, general and administrative expenses, interest expense, and other non-operating items.

The following table sets forth information regarding our results of Segment NOI, reconciled to our consolidated statement of operations, for the three months ended March 31, 2025 and 2024 (amounts in thousands):

	Three Months Ended March 31,
	2025			2024
	Commercial Segment	Mixed-use Segment	Total	Commercial Segment	Mixed-use Segment	Total
Segment NOI:
Rental revenue	$298	$1,441	$1,739	$281	$56	$337
Property expenses	(357)	(1,522)	(1,879)	(218)	(358)	(576)
Total Segment NOI	$(59)	$(81)	$(140)	$63	$(302)	$(239)
Non-segment items:
Management fees, included in Property expenses			(825)			(687)
General and administrative			(1,616)			(1,570)
Interest expense			(4,358)			(721)
Depreciation and amortization			(1,917)			(284)
Impairment of real estate			—			(595)
Interest income			248			142
Other expense			(15)			(27)
Net loss			(8,623)			(3,981)
Net loss attributable to noncontrolling interests			4			—
Net loss attributable to Belpointe PREP, LLC			$(8,619)			$(3,981)

Comparison of the Three Months Ended March 31, 2025 to the Three Months Ended March 31, 2024

Segment NOI

Commercial Segment

During the three months ended March 31, 2025 as compared to the same period in 2024, Commercial Segment NOI decreased by $0.1 million, primarily due to higher real estate taxes.

Mixed-use Segment

During the three months ended March 31, 2025 as compared to the same period in 2024, Mixed-use Segment NOI increased by $0.2 million, primarily driven by the recent placement in service of Aster & Links, which was not yet operational in the prior year period.

Non-segment items

Management Fees

Pursuant to our management agreement, we pay our Manager a quarterly management fee in arrears of one-fourth of 0.75%. The management fee is based on our NAV at the end of each quarter. During the three months ended March 31, 2025 as compared to the same period in 2024, management fees increased by $0.1 million due to an increase in our NAV.

General and Administrative

During the three months ended March 31, 2025 and 2024, general and administrative expenses primarily consisted of employee cost sharing expenses (pursuant to our management agreement and employee and cost sharing agreement), marketing expenses, legal, audit, tax and accounting fees. During the three months ended March 31, 2025, as compared to the same period in 2024, general and administrative expenses remained relatively unchanged.

Interest Expense

During the three months ended March 31, 2025 and 2024, interest expense totaled $4.4 million and $0.7 million, respectively, consisting of gross interest expense of $4.8 million and $1.6 million, respectively, and the impact of non-cash amortization of debt discount and debt issuance costs of $0.7 million and $0.4 million, respectively, partially offset by capitalized interest and fees of $1.1 million and $1.3 million, respectively. The increase in interest expense during the three months ended March 31, 2025 as compared to the same period in 2024, is primarily due to no longer capitalizing interest on properties that were under development during the three months ended March 31, 2024.

Please see “Note 7– Debt, Net” in our consolidated financial statements in this Form 10-Q for additional information regarding our debt arrangements.

Depreciation and Amortization

During the three months ended March 31, 2025 as compared to the same periods in 2024, depreciation and amortization increased by $1.6 million. This increase is primarily attributable to the impact of placing fixed assets in service at Aster & Links subsequent to March 31, 2024.

Impairment of Real Estate

During the three months ended March 31, 2024, we recorded impairment charges of $0.6 million. The impairment charges recorded were in relation to one of our real estate assets located in Nashville, Tennessee, based on our conclusion that the estimated fair market value of the real estate asset was lower than the carrying value, and as a result, we reduced the carrying value to the estimated fair market value.

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

Capital Requirements and Resources

Where our Manager and its affiliates, including our Sponsor, have funded, and in the future if they continue to fund, our capital requirements by advancing us offering and operating fees and expenses, we reimburse our Manager and its affiliates, including our Sponsor, pursuant to the terms of our management agreement and employee and cost sharing agreement. Fees payable and expenses reimbursable to our Manager and its affiliates, including our Sponsor, may be paid, at the election of the recipient, in cash, by issuance of our Class A Units at the then-current NAV, or through some combination of the foregoing. There were no Public Offering costs incurred by our Manager and its affiliates during the three months ended March 31, 2025 and 2024. During the three months ended March 31, 2025 and 2024, our Manager and its affiliates, including our Sponsor, incurred operating expenses of $0.5 million and $0.7 million, respectively, on our behalf.

During the year ended December 31, 2022, our indirect majority-owned subsidiary entered into a construction management agreement for the development of Aster & Links. For additional details regarding 1991 Main, see “—Our Investments—1991 Main Street – Sarasota Florida (“Aster & Links”).” The construction management agreement contains terms and conditions that are customary for a project of this type and will be subject to guaranteed maximum price. As of March 31, 2025, we had an unfunded capital commitment totaling $8.6 million under the terms of this agreement as well as other construction related commitments for the development of Aster & Links. As of the date of this Form 10-Q, we currently anticipate that the remaining funding for construction and soft costs associated with the development of Aster & Links will be a minimum of $22.6 million (inclusive of the aforementioned unfunded capital commitment).

During the year ended December 31, 2023, our indirect majority-owned subsidiary entered into a variable-rate construction loan agreement for up to $130.0 million in principal amount to fund the development of Aster & Links. Advances under the 1991 Main Construction Loan bear interest at a per annum rate equal to the one-month term SOFR plus 3.45%, subject to a minimum all-in per annum rate of 8.51%. The 1991 Main Construction Loan has an initial maturity date of May 12, 2027 and contains a one-year extension option, subject to certain restrictions. As of March 31, 2025, we have drawn down $103.1 million on the 1991 Main Construction Loan. For additional details regarding the 1991 Main Construction Loan, see “—Our Investments—1991 Main Street – Sarasota Florida (“Aster & Links”).”

On January 31, 2024, our indirect majority-owned subsidiary entered into a mezzanine loan agreement for up to $56.4 million in principal amount. The 1991 Main Mezzanine Loan bears interest at a rate of 13.0% per annum, and is secured by Aster & Links. In connection with the 1991 Main Mezzanine Loan, we are required to maintain an interest reserve and carry reserve for purposes of paying accrued but unpaid interest on the 1991 Main Mezzanine Loan and interest, principal and other obligations under the 1991 Main Construction Loan. As of March 31, 2025, the 1991 Main Mezzanine Loan balance was $47.8 million. Proceeds under the 1991 Main Mezzanine Loan may be used to reimburse the Company for certain costs and expenses incurred in relation to, and to fund the continued development of, Aster & Links. The 1991 Main Mezzanine Loan has an initial maturity date of May 12, 2027 and contains a one-year extension option, subject to certain restrictions. For additional details regarding the 1991 Main Mezzanine Loan, see “—Our Investments—1991 Main Street – Sarasota Florida (“Aster & Links”).”

In April 2023, our indirect majority-owned subsidiary entered into a construction management agreement for the development of Viv. For additional details regarding Viv, see “—Our Investments—1000 First Avenue North and 900 First Avenue North – St. Petersburg, Florida (“Viv”).” The construction management agreement contains terms and conditions that are customary for a project of this type and will be subject to guaranteed maximum price. As of March 31, 2025, we had an unfunded capital commitment of $34.1 million under the terms of this agreement. We currently anticipate the remaining funding for construction and soft costs associated with the development of Viv will be a minimum of approximately $50.7 million (inclusive of the aforementioned unfunded capital commitment).

On June 28, 2024, our indirect majority-owned subsidiary entered into a variable-rate construction loan agreement for up to $104.0 million in principal amount. The 1000 First Construction Loan bears interest at a per annum rate equal to the one-month term SOFR plus 3.80%, subject to a minimum all-in per annum rate of 7.55%, and is secured by Viv. Advances under the 1000 First Construction Loan may be used to fund the development of Viv. The 1000 First Construction Loan has an initial maturity date of June 28, 2027 and contains two one-year extension options, subject to certain restrictions. For additional details regarding the 1000 First Construction Loan, see “—Our Investments—1000 First Avenue North and 900 First Avenue North – St. Petersburg, Florida (“Viv”). As of March 31, 2025, we have drawn down $48.0 million on the 1000 First Construction Loan.

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

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash during the three months ended March 31, 2025 and 2024 (amounts in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(6,618)	$(6,628)
Net cash used in investing activities	(20,629)	(37,865)
Net cash provided by financing activities	25,922	63,084
Net (decrease) increase in cash and cash equivalents and restricted cash	$(1,325)	$18,591

As of March 31, 2025 and 2024, cash and cash equivalents and restricted cash totaled approximately $27.5 million and $42.2 million, respectively.

Net cash flows used in operating activities during the three months ended March 31, 2025 primarily relates to interest expense incurred on our indebtedness, the payment of employee cost sharing expenses as well as payments for property management, legal, and accounting fees. Net cash flows used in operating activities during the three months ended March 31, 2024 primarily relates to the payment of employee cost sharing expenses as well as payments for legal, marketing and accounting fees.

Net cash flows used in investing activities during the three months ended March 31, 2025 and 2024 primarily relates to funding costs for our development properties. For additional details regarding our development properties, see “—Our Investments.”

Net cash flows provided by financing activities for the three months ended March 31, 2025 primarily relates to the proceeds from financings, including the 1991 Main Mezzanine Loan, the 1991 Main Construction Loan, and the 1000 First Construction Loan. For additional details regarding our outstanding indebtedness, see “—Liquidity and Capital Resources.” Net cash flows provided by financing activities for the three months ended March 31, 2024 primarily relates to net proceeds received from the 1991 Mezzanine Loan and proceeds from the 1991 Main Construction Loan.

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

Our significant accounting policies are described in “Note 2—Summary of Significant Accounting Policies,” in our consolidated financial statements in this Form 10-Q. There have been no changes to our significant accounting policies and estimates during the three months ended March 31, 2025 as compared to those disclosed in “Note 2—Summary of Significant Accounting Policies” included in our Annual Report for the year ended December 31, 2024, a copy of which may be accessed here.

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

The Galinn Fund LLC

On December 5, 2024, the Galinn Fund LLC, a New York limited liability company (“Galinn”), filed a complaint in Connecticut State Superior Court naming CMC Storrs SPV, LLC (“CMC”), the holding company for our investment property located at 497-501 Middle Turnpike, Storrs, Connecticut (“497-501 Middle”), as a defendant, alongside Chen Ji, an individual (“Chen”), and two additional entities (the “Guarantors”). For additional details regarding 497-501 Middle, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Investments—497-501 Middle Turnpike and Cedar Swamp Road – Storrs, Connecticut.”

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

As of March 31, 2025, neither we nor any of our subsidiaries were subject to any material legal proceedings nor were we aware of any material legal proceedings threatened against us or any of our subsidiaries.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Part I, Item 1A under the heading “Risk Factors” in our Annual Report for the year ended December 31, 2024, a copy of which may be accessed here. You should carefully consider the risk factors set forth in our Annual Report and be aware that these risk factors and other information may not describe every risk facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Securities

During the three months ended March 31, 2025, we did not sell any equity securities that were not registered under the Securities Act.

Use of Proceeds from Registered Sales of Securities

On September 30, 2021, the SEC declared effective our registration statement on Form S-11, as amended (File No. 333-255424), registering the offer and sale of our ongoing initial public offering of up to $750,000,000 of our Class A units on a continuous “best efforts” basis at an initial price of $100 per Class A unit.

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

In connection with the Follow-on Registration Statement, we entered into a non-exclusive dealer manager agreement with Emerson Equity LLC (the “Dealer Manager”), a registered broker-dealer, for the sale of our Class A units through the Dealer Manager. The Dealer Manager will enter into participating dealer agreements and wholesale agreements with other broker-dealers, referred to as “selling group members,” to authorize those broker-dealers to solicit offers to purchase our Class A units. We will pay our Dealer Manager commissions of up to 0.25%, and the selling group members commissions ranging from 0.25% to 4.50%, of the principal amount of a Class A unit sold in the Follow-on Offering.

In addition, the Follow-on Registration Statement constituted a post-effective amendment to the registration statement on Form S-11, as amended (File No. 333-255424), registering our continuous primary offering of up to $750,000,000 of our Class A units, declared effective by the SEC on September 30, 2021 (our “Primary Offering” and, together with our Follow-on Offering, our “Public Offerings”).

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

From the period of October 7, 2021, the date of the first closing held in connection with our Primary Offering, through December 31, 2024, we issued 2,414,063 Class A units in our Public Offerings, raising net offering proceeds of $236.6 million. During the three months ended months ended March 31, 2025, we sold 4,215 Class A units, for an aggregate gross proceeds of $270,013, in connection with our Public Offerings. Together with the gross proceeds raised in prior offerings by our predecessor in interest, Belpointe REIT, Inc., as of March 31, 2025, we have raised aggregate gross offering cash proceeds of $357.6 million.

The following tables summarize certain information about the proceeds of our Public Offerings and our use of those proceeds, including direct or indirect payments to our directors, officers, affiliates or to any person owning 10% or more of any class of our equity securities as of March 31, 2025:

Offering proceeds
Class A units sold	2,418,278
Gross offering proceeds	$238,596,683
Selling commissions	5,000
Offering costs (1) (2)	1,741,256
Net offering proceeds	$236,850,427

(1)	Includes $0.3 million of reimbursements to an affiliate for costs incurred on our behalf.

(2)	Direct or indirect payments of $1.5 million have been made to others, including payments for legal, accounting, transfer agent, FINRA, and filing fees, as of March 31, 2025.

Uses of net offering proceeds (in thousands)
Purchases and development of real estate (1)	$180,594
Funding of loans receivable (2)	34,955
Working capital (3) (4)	21,301
$236,850

(1)	Includes direct or indirect payments of $10.0 million to directors, officers and affiliates as of March 31, 2025 predominantly for development fees, insurance premiums, and employee reimbursement expenditures.

(2)	Includes direct payment of $30.0 million to Norpointe, an affiliate of our Chief Executive Office, in connection with a commercial mortgage loan transaction (the “Norpointe Loan”). The Norpointe Loan was repaid in full on June 28, 2022.

(3)	Includes direct or indirect payments of $9.6 million to directors, officers and affiliates as of March 31, 2025 for management fees, insurance premiums and employee cost sharing expenses (pursuant to the Management Agreement and employee and cost sharing agreement). Please see “Note 4 – Related Party Arrangements” in our consolidated financial statements in this Form 10-Q for additional information regarding fees incurred on our behalf by, and expenses reimbursable to, our Manager and its affiliates.

(4)	Includes direct or indirect payments of $3.9 million to others, including payments for legal, accounting, marketing, transfer agent and filing fees, as of March 31, 2025.

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

BELPOINTE PREP, LLC

Date: May 14, 2025	By:	/s/ Brandon E. Lacoff
Brandon E. Lacoff
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: May 14, 2025	By:	/s/ Martin Lacoff
Martin Lacoff
Chief Strategic Officer, Principal Financial Officer and Director
(Principal Financial Officer)

