Form 10-Q
period 2025-06-30
Belpointe PREP, LLC
filed 2025-08-05
CIK 1807046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

Yes ☐ No ☒

As of August 1, 2025, the registrant had 3,786,723 Class A units, 100,000 Class B units and one Class M unit outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect the current views of Belpointe PREP, LLC, a Delaware limited liability company (together with its subsidiaries, the “Company,” “we,” “us,” or “our”) with respect to, among other things, our future results of operations and financial performance. In some cases, you can identify forward-looking statements by words such as “anticipate,” “approximately,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” and “would” or the negative version of these words or other comparable words or statements that do not relate strictly to historical or factual matters. By their nature, forward-looking statements speak only as of the date they are made, are not statements of historical fact or guarantees of future performance and are subject to risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify, including those risks described under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, a copy of which may be accessed here, and, in particular due to changes with respect to borrowing costs as a result of interest rates and other factors, our ability to raise capital and access debt financing to continue to execute on our investment strategy, higher rates of inflation and potentially higher costs associated with the development of our projects, the impact on regional labor markets as a result of changes in immigration policies, changes in the availability and price of insurance coverage, construction delays, delays in the lease-up and stabilization of our properties, fluctuations in occupancy rates, tenant non-renewals and tenant defaults as a result of market conditions, and fluctuations in market rents as a result of competition, severe weather events and other natural phenomena, international, national, regional and local economic factors and other market conditions beyond our control, including impacts and uncertainties from political unrest, changes to trade policies, trade disputes and tariffs, changes in federal income tax laws resulting from the recent enactment of the One Big Beautiful Bill Act of 2025, and the forthcoming related administrative guidance and regulations, as well as other recent and prospective legislation and regulation, including landlord-tenant laws in the markets in which we operate and the projected impact of such factors on our business, financial performance and operating results. Our expectations, beliefs and projections are expressed in good faith, and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will result or be achieved, and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Belpointe PREP, LLC

Consolidated Balance Sheets

(in thousands, except unit data)

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Real estate
Land	$51,038	$51,038
Building and improvements	242,300	238,684
Furniture, fixtures and equipment	2,843	2,633
Intangible assets	8,197	8,530
Real estate under construction	229,547	191,308
Total real estate	533,925	492,193
Accumulated depreciation and amortization	(10,341)	(6,917)
Real estate, net	523,584	485,276
Cash and cash equivalents	24,956	24,737
Other assets	8,305	7,578
Total assets	$556,845	$517,591

Liabilities
Debt, net	$228,442	$177,017
Loan from affiliate	2,600	2,600
Due to affiliates	10,592	9,103
Lease liabilities	1,165	1,225
Accounts payable	11,614	13,322
Accrued expenses and other liabilities	10,617	10,267
Total liabilities	265,030	213,534

Commitments and contingencies	—	—

Members’ Capital
Class A units, unlimited units authorized, 3,724,461 and 3,664,173 units issued and outstanding at June 30, 2025 and December 31, 2024, respectively	289,544	301,776
Class B units, 100,000 units authorized, 100,000 units issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Class M unit, one unit authorized, one unit issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Total members’ capital excluding noncontrolling interests	289,544	301,776
Noncontrolling interests	2,271	2,281
Total members’ capital	291,815	304,057
Total liabilities and members’ capital	$556,845	$517,591

See accompanying notes to consolidated financial statements.

Belpointe PREP, LLC

Consolidated Statements of Operations

(Unaudited)

(in thousands, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
Rental revenue	$2,002	$384	$3,741	$721
Total revenue	2,002	384	3,741	721

Expenses
Property expenses	3,971	1,429	6,675	2,692
General and administrative	1,179	1,176	2,795	2,746
Interest expense	2,868	1,705	7,226	2,426
Depreciation and amortization	1,862	641	3,779	925
Impairment of real estate	—	182	—	777
Total expenses	9,880	5,133	20,475	9,566

Other income
Interest income	251	96	499	238
Other expense	(6)	(63)	(21)	(90)
Total other income	245	33	478	148

Net loss	(7,633)	(4,716)	(16,256)	(8,697)
Net loss (income) attributable to noncontrolling interests	6	(4)	10	(4)
Net loss attributable to Belpointe PREP, LLC	$(7,627)	$(4,720)	$(16,246)	$(8,701)

Loss per Class A unit (basic and diluted)
Net loss per unit	$(2.06)	$(1.30)	$(4.41)	$(2.40)
Weighted-average units outstanding	3,696,709	3,631,703	3,681,439	3,631,617

See accompanying notes to consolidated financial statements.

Belpointe PREP, LLC

Consolidated Statements of Changes in Members’ Capital

(Unaudited)

(in thousands, except unit data)

	Class A units		Class B units		Class M unit		Total Members’ Capital Excluding Noncontrolling	Noncontrolling	Total Members’
	Units	Amount	Units	Amount	Units	Amount	Interests	Interests	Capital
Balance at January 1, 2025	3,664,173	$301,776	100,000	$—	1	$—	$301,776	$2,281	$304,057
Issuance of units	4,215	270	—	—	—	—	270	—	270
Net loss	—	(8,619)	—	—	—	—	(8,619)	(4)	(8,623)
Balance at March 31, 2025	3,668,388	293,427	100,000	—	1	—	293,427	2,277	295,704
Issuance of units	56,073	3,753	—	—	—	—	3,753	—	3,753
Offering costs	—	(9)	—	—	—	—	(9)	—	(9)
Net loss	—	(7,627)	—	—	—	—	(7,627)	(6)	(7,633)
Balance at June 30, 2025	3,724,461	$289,544	100,000	$—	1	$—	$289,544	$2,271	$291,815

	Class A units		Class B units		Class M unit		Total Members’ Capital Excluding Noncontrolling	Noncontrolling	Total Members’
	Units	Amount	Units	Amount	Units	Amount	Interest	Interest	Capital
Balance at January 1, 2024	3,622,399	$322,626	100,000	$—	1	$—	$322,626	$2,438	$325,064
Issuance of units	9,304	711	—	—	—	—	711	—	711
Offering costs	—	(2)	—	—	—	—	(2)	—	(2)
Net loss	—	(3,981)	—	—	—	—	(3,981)	—	(3,981)
Balance at March 31, 2024	3,631,703	319,354	100,000	—	1	—	319,354	2,438	321,792
Offering costs	—	(4)	—	—	—	—	(4)	—	(4)
Acquisition of noncontrolling interests	—	(38)	—	—	—	—	(38)	(160)	(198)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	26	26
Net (loss) income	—	(4,720)	—	—	—	—	(4,720)	4	(4,716)
Balance at June 30, 2024	3,631,703	$314,592	100,000	$—	1	$—	$314,592	$2,308	$316,900

See accompanying notes to consolidated financial statements.

Belpointe PREP, LLC

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(16,256)	$(8,697)
Adjustments to net loss:
Depreciation and amortization including intangible assets and deferred financing costs	4,831	1,227
Accretion of rent-related intangibles and straight-line rent adjustments	(55)	39
Impairment of real estate	—	777
Unrealized loss on interest rate derivatives	6	87
Changes in operating assets and liabilities:
(Increase) decrease in other assets	(564)	38
Increase in due to affiliates	1,531	333
Decrease in accounts payable	(219)	(183)
Increase in accrued expenses and other liabilities	1,696	996
Net cash used in operating activities	(9,030)	(5,383)

Cash flows from investing activities
Development of real estate	(44,176)	(79,390)
Other investing activity	(34)	81
Purchase of interest rate caps	(4)	(6)
Net cash used in investing activities	(44,214)	(79,315)

Cash flows from financing activities
Proceeds from construction loans	46,814	47,510
Proceeds from units issued	4,023	711
Proceeds from term loans	3,168	52,773
Other financing activities	181	36
Payment of deferred financing costs	(37)	(3,134)
Payment of offering costs	(9)	(39)
Repayment of loan from affiliate	—	(4,000)
Short-term loan from affiliate	—	2,600
Distribution to noncontrolling interests	—	(200)
Contributions from noncontrolling interests	—	26
Net cash provided by financing activities	54,140	96,283

Net increase in cash and cash equivalents and restricted cash	896	11,585

Cash and cash equivalents and restricted cash, beginning of period	28,831	23,585
Cash and cash equivalents and restricted cash, end of period	$29,727	$35,170

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

For the three and six months ended June 30, 2025, we have sold aggregate gross proceeds of $3,753,108 and $4,023,121, respectively, of Class A units in connection with our primary registered offering, which commenced in 2021 (our “Primary Offering” and, together with our Follow-on Offering, our “Public Offerings”) and our Follow-on Offering. Together with the gross proceeds raised in Belpointe REIT’s prior offerings, as of June 30, 2025, we have raised aggregate gross offering proceeds of $361.4 million.

The purchase price for Class A units in our Follow-on Offering is the lesser of (i) the current net asset value (the “NAV”) of our Class A units, and (ii) the average of the high and low sale prices of our Class A units on the NYSE American (the “NYSE”) during regular trading hours on the last trading day immediately preceding the investment date on which the NYSE was open for trading and trading in our Class A units occurred. Our Manager calculates our NAV within approximately 60 days of the last day of each quarter, and any adjustments take effect as of the first business day following its public announcement. On May 30, 2025, we announced that our NAV as of March 31, 2025 was equal to $118.38 per Class A unit.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting and conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and Article 8 of Regulation S-X of the rules and regulations of the SEC.

In the opinion of management, all adjustments considered necessary for a fair presentation of our financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The consolidated financial statements as of June 30, 2025, and for the three and six months ended June 30, 2025 and 2024, are unaudited and may not include year-end adjustments necessary to make them comparable to audited results. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2024 included in our Annual Report on Form 10-K. The operating results for interim periods are not necessarily indicative of operating results for any other interim period or for the entire year.

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

The following table presents the financial data of our consolidated VIEs, which are considered VIE’s as they do not have sufficient equity at risk to finance its activities without additional subordinated financial support, included in the consolidated balance sheets as of June 30, 2025 and December 31, 2024, respectively (amounts in thousands):

	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Real estate
Land	$41,223	$41,223
Building and improvements	239,781	236,165
Furniture, fixtures and equipment	2,843	2,633
Intangible assets	6,083	6,174
Real estate under construction	229,290	190,750
Total real estate	519,220	476,945
Accumulated depreciation and amortization	(9,113)	(5,578)
Real estate, net	510,107	471,367
Cash and cash equivalents	1,770	2,566
Other assets	8,013	7,096
Total assets	$519,890	$481,029

Liabilities
Debt, net	$228,442	$177,017
Due to affiliates	4,152	3,413
Lease liabilities	—	21
Accounts payable	11,614	13,137
Accrued expenses and other liabilities	9,917	9,690
Total liabilities	$254,125	$203,278

An interest in a VIE requires reconsideration when an event occurs that was not originally contemplated. At each reporting period we will reassess whether there are any events that require us to reconsider our determination of whether an entity is a VIE and whether it should be consolidated.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the Jump Start Our Business Startups Act of 2012 (“JOBS Act”). Under Section 107 of the JOBS Act, emerging growth companies are permitted to use an extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards that have different effective dates for public and private companies. We have elected to use the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the effective date of our Primary Offering (which will fall on September 26, 2026), (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a “large accelerated filer” (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period, or (iii) the date that we affirmatively and irrevocably opt out of the extended transition period provided in Section 7(a)(2)(B). By electing to extend the transition period for complying with new or revised accounting standards, our consolidated financial statements may not be comparable to the consolidated financial statements of companies that comply with public company effective dates.

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

Restricted Cash

Restricted cash consists of amounts required to be reserved pursuant to contractual obligations and lender agreements for debt service. The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the consolidated statements of cash flows (amounts in thousands):

	June 30, 2025	December 31, 2024	June 30, 2024
	(unaudited)		(unaudited)
Cash and cash equivalents	$24,956	$24,737	$24,740
Restricted cash (1)	4,771	4,094	10,430
Total cash and cash equivalents and restricted cash	$29,727	$28,831	$35,170

(1)	Restricted cash is included within Other assets on our consolidated balance sheets.

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

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement—Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 requires public entities to provide disaggregated disclosure of certain income statement expense captions within the footnotes to the financial statements. ASU No. 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. We are currently evaluating the impact ASU No. 2024-03 will have on our consolidated financial statements and disclosures.

Note 3 – Leases

Lessor Accounting

We earn lease revenue from our residential, retail, office, and warehouse properties that are leased to tenants under operating leases. Revenues from such leases are reported as Rental revenue in our consolidated statements of operations and are comprised of (i) lease components, which includes fixed and variable lease payments, and (ii) non-lease components which includes reimbursements of property level operating expenses. We do not separate non-lease components from the related lease components, as the timing and pattern of transfer are the same, and therefore, we account for them as a single combined component.

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

The following table summarizes the components of lease revenues (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Fixed lease revenues	$1,883	$261	$3,405	$502
Variable lease revenues (1)	102	137	281	261
Lease revenues (2) (3)	$1,985	$398	$3,686	$763

(1)	Includes reimbursements for property taxes, insurance, and common area maintenance services.

(2)	Excludes lease intangible amortization of less than $0.1 million and less than $0.1 million for the three months ended June 30, 2025 and 2024, respectively, and less than $0.1 million and $0.1 million for the six months ended June 30, 2025 and 2024, respectively.

(3)	Excludes straight-line rent of less than $0.1 million and less than $0.1 million for the three months ended June 30, 2025 and 2024, respectively, and less than $0.1 million and $0.1 million for the six months ended June 30, 2025 and 2024, respectively.

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

We assess the collectability of substantially all lease payments due, including unbilled rent receivable balances, by reviewing a tenant’s payment history or financial condition, and the age of the receivables. Changes to collectability are recognized as a current period adjustment to rental revenue. We have assessed the collectability of lease revenues as probable as of June 30, 2025.

Note 4 – Related Party Arrangements

Our Transaction with Belpointe Development Holding, LLC

On May 16, 2024, we entered into an agreement, which has since been amended, to borrow up to $3.0 million in principal amount from Belpointe Development Holding, LLC, an affiliate of our Chief Executive Officer, pursuant to the terms of a revolving credit facility agreement (the “BDH Facility”). Interest accrues on the BDH Facility at an annual rate of 5.0%, due and payable at maturity. The BDH Facility is due to mature on August 31, 2026. Proceeds under the BDH Facility are to be used for general corporate purposes. As of June 30, 2025, and December 31, 2024, the BDH Facility had an outstanding principal balance of $2.6 million and $2.6 million, respectively, and accrued interest of $0.1 million and less than $0.1 million, respectively.

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

Our Joint Venture and other Co-Ownership Arrangements

Each of our assets has either an affiliate of our Sponsor or Manager, or their respective affiliates (together, the “Belpointe SP Group”), or an independent third party, or any combination of the foregoing, as the sponsor or co-sponsor, general partner or co-general partner, manager or co-manager, developer or co-developer of the investment, and our role, in general, is as a passive investor.

For the three months and six months ended June 30, 2025, members of the Belpointe SP Group did not make any contributions to our investments. For the three months and six months ended June 30, 2024, respectively, members of the Belpointe SP Group made less than $0.1 million, respectively, of noncontrolling interest contributions, representing 0.1% ownership, in various of our investments.

Our Relationship with Our Manager and Sponsor

Our Manager and its affiliates, including our Sponsor, receive fees or reimbursements in connection with our Follow-on Offering and the management of our investments.

The following table presents a summary of fees incurred on our behalf by, and expenses reimbursable to, our Manager and its affiliates, including our Sponsor, in accordance with the terms of the relevant agreements with such parties (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Amounts included in the Consolidated Statements of Operations
Costs incurred by our Manager and its affiliates (1)	$697	$638	$1,444	$1,427
Management fees (2)	827	678	1,652	1,365
Insurance (3)	120	329	243	490
Director compensation	23	20	43	40
	$1,667	$1,665	$3,382	$3,322

Capitalized costs included in the Consolidated Balance Sheets
Development fee and reimbursements	$918	$803	$2,084	$1,881
Insurance (3)	534	1,358	1,078	1,922
	$1,452	$2,161	$3,162	$3,803

(1)	Includes wage, overhead and other reimbursements to our Manager and its affiliates, including our Sponsor, which are included in General and administrative expenses on the consolidated statements of operations.

(2)	Included in Property expenses in our consolidated statements of operations.

(3)	Our insurance premiums are prepaid and are included in Other assets on the consolidated balance sheets and are amortized monthly to either Property expenses on the consolidated statements of operations or Real estate under construction on the consolidated balance sheets as further described below.

The following table summarizes amounts included in Due to affiliates in our consolidated balance sheets (amounts in thousands):

	June 30, 2025	December 31, 2024
	(unaudited)
Management fees	$5,721	$4,070
Development fees	2,712	2,546
Employee cost sharing and reimbursements (1)	2,004	2,388
Accrued interest	144	79
Director compensation	11	20
	$10,592	$9,103

(1)	Includes wage, overhead and other reimbursements to our Manager and its affiliates, including our Sponsor.

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

Pursuant to the terms of the employee and cost sharing agreement between us, our Operating Companies, our Manager and our Sponsor, we reimburse our Sponsor and our Manager for expenses incurred for our allocable share of the salaries, benefits and overhead of personnel providing services to us. During the three months ended June 30, 2025 and 2024, our Manager and its affiliates, including our Sponsor, incurred operating expenses of $0.4 million and $0.5 million, respectively, on our behalf. During the six months ended June 30, 2025 and 2024, our Manager and its affiliates, including our Sponsor, incurred operating expenses of $0.9 million and $1.2 million, respectively, on our behalf. The expenses are payable, at the election of the recipient, either in cash, by issuance of our Class A units at the then-current NAV, or through some combination of the foregoing. As of June 30, 2025, all expenses incurred since inception have been paid in cash.

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

During the three months ended June 30, 2025 and 2024, we incurred development fees earned during the construction phase of $0.8 million and $0.7 million, respectively. During the six months ended June 30, 2025 and 2024, we incurred development fees earned during the construction phase of $1.7 million and $1.6 million, respectively. Such development fees are included in Real estate under construction in our consolidated balance sheets. As of June 30, 2025 and December 31, 2024, $2.7 million and $2.5 million, respectively, remained due and payable to our affiliates for development fees.

During the three months ended June 30, 2025 and 2024, we incurred employee reimbursement expenditures to our affiliates acting as development managers of $0.5 million and $0.2 million, respectively, of which $0.2 million and less than $0.1 million, respectively, is included in Real estate under construction in our consolidated balance sheets, and $0.3 million and $0.1 million, respectively, is included in General and administrative expenses in our consolidated statements of operations. During the six months ended June 30, 2025 and 2024, we incurred employee reimbursement expenditures to our affiliates acting as development managers of $0.9 million and $0.5 million, respectively, of which $0.4 million and $0.3 million, respectively, is included in Real estate under construction in our consolidated balance sheets, and $0.5 million and $0.2 million, respectively, is included in General and administrative expenses in our consolidated statements of operations. As of June 30, 2025 and December 31, 2024, $1.5 million and $1.2 million, respectively, remained due and payable to our affiliates for employee reimbursement expenditures.

On April 25, 2023, each of the indirect majority-owned subsidiaries for our Nashville investments entered into development management agreements with certain development entities in which immediate family members of our Chief Executive Officer have a passive indirect minority beneficial ownership interest (collectively, the “Nashville DMAs”). The aggregate development fees payable under the Nashville DMAs are equal to 55% of 4.5% of the development budget or hard costs, as applicable. As of both June 30, 2025, and December 31, 2024, $0.4 million in development fees related to the Nashville DMAs remained outstanding and payable.

Acquisition Fees

We will pay our Manager, Sponsor, or an affiliate of our Manager or Sponsor, an acquisition fee equal to 1.5% of the total value of any acquisition transaction, including any acquisition through merger with another entity (but excluding any transactions in which our Sponsor, or an affiliate of our Manager or Sponsor, would otherwise receive a development fee). We did not incur any acquisition fees during the three and six months ended June 30, 2025 and 2024.

Insurance

Certain immediate family members of our Chief Executive Officer have an indirect minority non-controlling beneficial ownership interest in Belpointe Specialty Insurance, LLC (“Belpointe Specialty Insurance”). Belpointe Specialty Insurance has acted, and may continue to act, as our broker in connection with the placement of insurance coverage for certain of our properties and operations. Belpointe Specialty Insurance earns brokerage commissions related to the brokerage services that it provides to us, which commissions vary, are based on a percentage of the premiums that we pay and are set by the insurer. We have also engaged Belpointe Specialty Insurance to provide us with contract insurance consulting services related to owner-controlled insurance programs, for which we pay an administration fee. Management believes that the commissions that Belpointe Specialty Insurance earns are comparable to those commissions that we would pay to unaffiliated third parties in arms-length transactions.

During the three months ended June 30, 2025 and 2024, we obtained insurance coverage and paid premiums in the aggregate amount of $0.5 million and $1.7 million, respectively, from which Belpointe Specialty Insurance earned commissions and administrative fees of less than $0.1 million and $0.2 million, respectively. During the six months ended June 30, 2025 and 2024, we obtained insurance coverage and paid premiums in the aggregate amount of $0.7 million and $1.9 million, respectively, from which Belpointe Specialty Insurance earned commissions and administrative fees of less than $0.1 million and $0.2 million, respectively. Insurance premiums are prepaid and are included in Other assets on the consolidated balance sheets.

Economic Dependency

Under various agreements we have engaged our Manager and its affiliates, including in certain cases our Sponsor, to provide certain services that are essential to us, including asset management services, asset acquisition and disposition services, supervision of our Follow-on Offering and any other offerings that we may conduct, as well as other administrative responsibilities for the Company, including, without limitation, accounting services and investor relations services. As a result of these relationships, we are dependent upon our Manager and its affiliates, including our Sponsor. In the event that our Manager and its affiliates are unable to provide us with the services we have engaged them to provide, we would be required to find alternative service providers.

Note 5 – Real Estate, Net

Real Estate Under Construction

The following table provides the activity of our Real estate under construction in the consolidated balance sheets (amounts in thousands):

	June 30, 2025	December 31, 2024
	(unaudited)
Beginning balance	$191,308	$291,130
Capitalized costs (1) (2)	38,941	133,236
Placed in service (3)	(3,826)	(235,675)
Capitalized interest	3,124	3,394
Impairment charges (4)	—	(777)
	$229,547	$191,308

(1)	Includes development fees and employee reimbursement expenditures. See “Note 4 – Related Party Arrangements” for additional details regarding our transactions with related parties.

(2)	Includes direct and indirect project costs to the construction and development of real estate projects, including but not limited to loan fees, property taxes, and insurance, incurred of $1.6 million and $5.4 million for the six months ended June 30, 2025 and the year ended December 31, 2024, respectively.

(3)	Relates to the placement of assets in service for our 1991 Main Street, Sarasota, Florida (“Aster & Links”) development project, which reached substantial completion during the year ended December 31, 2024, and as a result, we reclassified the Real estate under construction to their respective fixed asset accounts.

(4)	Impairment charges during the year ended December 31, 2024 are in relation to one of our real estate assets located in Nashville, Tennessee, based on our conclusion that the estimated fair market value of the real estate asset was lower than the carrying value, and as a result, we reduced the carrying value to the estimated fair market value.

Non-cash Disclosures

For the six months ended June 30, 2025, non-cash investing activity relating to the development of real estate totaled $11.6 million, of which $10.6 million was included in Real estate under construction in our consolidated balance sheets, (inclusive of unpaid development fees of $1.7 million and unpaid employee cost sharing and reimbursements of less than $0.1 million), and $1.0 million was included in Building and improvements in our consolidated balance sheets. For the six months ended June 30, 2024, non-cash investing activity relating to the development of real estate totaled $16.2 million (inclusive of unpaid development fees of $1.0 million and unpaid employee cost sharing and reimbursements of $0.4 million), which was included in Real estate under construction in our consolidated balance sheets.

Depreciation Expense

Depreciation expense was $1.8 million and $0.6 million for the three months ended June 30, 2025 and 2024, respectively, and $3.6 million and $0.8 million for the six months ended June 30, 2025 and 2024, respectively, and is included in Depreciation and amortization on the consolidated statements of operations.

Note 6 – Intangible Assets and Liabilities

Intangible assets and liabilities are summarized as follows (amounts in thousands):

	June 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(unaudited)	(unaudited)	(unaudited)
Finite-Lived Intangible Assets
In-place leases	$2,538	$(971)	$1,567	$2,871	$(1,188)	$1,683
Indefinite-Lived Intangible Assets
Development rights	5,659	—	5,659	5,659	—	5,659
Total intangible assets	$8,197	$(971)	$7,226	$8,530	$(1,188)	$7,342

Finite-Lived Intangible Liabilities
Below-market leases	$(1,538)	$373	$(1,165)	$(1,743)	$518	$(1,225)
Total intangible liabilities	$(1,538)	$373	$(1,165)	$(1,743)	$518	$(1,225)

In-place leases and development rights intangible assets, noted above, are included in Intangible assets on the consolidated balance sheets. Below-market lease liabilities, noted above, are included in Lease liabilities on the consolidated balance sheets.

Amortization of in-place lease intangible assets was less than $0.1 million and less than $0.1 million for the three months ended June 30, 2025 and 2024, respectively, and $0.1 million and $0.1 million for the six months ended June 30, 2025 and 2024, respectively, and is included in Depreciation and amortization in the consolidated statements of operations.

Amortization of below-market lease liabilities was less than $0.1 million and less than $0.1 million for the three months ended June 30, 2025 and 2024, respectively, and $0.1 million and $0.1 million for the six months ended June 30, 2025 and 2024, respectively, and is included in Rental revenue in the consolidated statements of operations.

Note 7 – Debt, Net

The following table details our Debt, net (dollars in thousands):

				Carrying Value as of
Indebtedness	Interest Rate	Maturity Date	Total Commitment	June 30, 2025	December 31, 2024
				(unaudited)
Fixed rate loans
1991 Main Mezzanine Loan (1) (2)	13.00%	May 2027	$56,378	$49,410	$46,243
900 8th Land Loan (3)	9.50%	January 2026	N/A	10,000	10,000
Variable rate loans
1991 Main Construction Loan (1) (4)	SOFR + 3.45%	May 2027	$130,000	111,233	97,521
1000 First Construction Loan (5)	SOFR + 3.80%	June 2027	$104,000	62,587	29,468
Total debt				233,230	183,232
Unamortized debt issuance costs				(3,038)	(3,931)
Unamortized debt discount				(1,750)	(2,284)
Debt, net				$228,442	$177,017

(1)	Loan contains a one-year extension option, subject to certain restrictions.

(2)	We are required to maintain an interest reserve and carry reserve for purposes of paying accrued but unpaid interest on the 1991 Main Mezzanine Loan and interest, principal and other obligations under the 1991 Main Construction Loan (the “Reserves”). Undrawn amounts were held back at closing to establish the Reserves and are being maintained by an administrative agent appointed by the lender. As interest and other obligations accrue, the Reserves balance will be reduced and be added to the principal outstanding on the 1991 Main Mezzanine Loan. As of June 30, 2025, the Reserves balance was $7.0 million.

(3)	The 900 8th Land Loan contains two six-month extension options, subject to certain restrictions. In June 2025, we exercised the first extension option, and one additional six-month extension option remains available.

(4)	Advances under the 1991 Main Construction Loan bear interest at a per annum rate equal to the one-month term Secured Overnight Financing Rate (“SOFR”) plus 3.45%, subject to a minimum all-in per annum rate of 8.51%. To mitigate our exposure to increases to the one-month SOFR, we have obtained an interest rate cap (see Note 9 – Derivative Instruments).

(5)	The 1000 First Construction Loan contains two one-year extension options, subject to certain restrictions. Advances under the 1000 First Construction Loan bear interest at a per annum rate equal to the one-month term SOFR plus 3.80%, subject to a minimum all-in per annum rate of 7.55%. To mitigate our exposure to increases to the one-month SOFR, we have obtained an interest rate cap (see Note 9 – Derivative Instruments). The 1000 First Construction Loan is prepayable in whole or in part at any time with not less than 45 days’ notice. Full prepayment is subject to an interest make-whole amount, if any, calculated as of the prepayment date.

The following table summarizes the scheduled future principal payments under our debt arrangements as of June 30, 2025 (amounts in thousands):

Year ended December 31,	(unaudited)
2025 (remainder)	$—
2026	10,000
2027	223,230
2028	—
2029	—
Thereafter	—
Total	$233,230

Interest paid, net of capitalized interest for the six months ended June 30, 2025 and 2024, was $7.5 million and $1.8 million, respectively.

Amortization of deferred financing costs for the three months ended June 30, 2025 and 2024, was $0.7 million and $0.4 million, respectively, of which $0.2 million and $0.2 million was capitalized, respectively. Amortization of deferred financing costs for the six months ended June 30, 2025 and 2024 was $1.5 million and $0.8 million, respectively, of which $0.4 million and $0.5 million was capitalized, respectively.

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

We are subject to various financial and operational covenants which include, but are not limited to, maintaining liquid assets of no less than $20.0 million and a net worth of no less than $130.0 million. As of June 30, 2025, and December 31, 2024, we were in compliance with all of our loan covenants.

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

We estimated that our other financial assets and liabilities had fair values that approximated their carrying values as of June 30, 2025 and December 31, 2024.

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

The following table sets forth the carrying value and estimated fair value of our debt arrangements as of June 30, 2025 and December 31, 2024, respectively (amounts in thousands):

		June 30, 2025		December 31, 2024
	Level	Carrying Value (1)	Fair Value (2)	Carrying Value (1)	Fair Value(2)
		(unaudited)	(unaudited)
Total indebtedness	2	$228,442	$233,704	$177,017	$183,088

(1)	Amounts disclosed are net of unamortized debt issuance costs and debt discounts (see Note 7 – Debt, Net).

(2)	The fair value of our indebtedness as of June 30, 2025 and December 31, 2024 were prepared by an independent third-party using a discounted cash flow analysis, reviewed by management utilizing estimated credit spreads, and observable market interest rates.

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

The following table details our derivative financial instruments as of June 30, 2025 (amounts in thousands):

Interest Rate Derivative	Notional Amount	Strike Price	Maturity Date
Interest rate cap	$115,125	5.07%	July 2025
Interest rate cap	$104,000	6.25%	July 2025
Interest rate cap (1)	$104,000	6.25%	July 2026

(1)	On June 26, 2025, our indirect majority-owned subsidiary entered into a new interest rate cap agreement, effective July 1, 2025, with a notional amount of $104.0 million in connection with the 1000 First Construction Loan (see Note 7 – Debt, Net). The cap is effective as of July 1, 2025, with a strike price of 6.25% and is scheduled to mature on July 1, 2026.

The following table details the fair value of our derivative financial instruments (amounts in thousands):

	Fair Value (1)
Interest Rate Derivative	June 30, 2025	December 31, 2024
	(unaudited)
Interest rate caps	$1	$3

(1)	Amounts are included in Other assets in our consolidated balance sheets.

The following table details the effect of our derivative financial instruments on our consolidated statements of operations (amounts in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Interest Rate Derivative	Location of Gain (Loss)	2025	2024	2025	2024
		(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest rate caps	Other expense	$(3)	$(60)	$(6)	$(87)

Note 10 – Members’ Capital

Our Operating Agreement generally authorizes our Board to issue any number of units and options, rights, warrants and appreciation rights relating to such units for consideration or for no consideration and on such terms and subject to such conditions as determined by our Board, in its sole discretion, and in most cases without the approval of our members. These additional securities may be used for a variety of purposes, including in future offerings to raise additional capital and acquisitions. Our Operating Agreement currently authorizes the issuance of an unlimited number of Class A units, 100,000 Class B units and one Class M unit.

During the three months ended June 30, 2025 and 2024, we issued 56,073 and zero Class A units, respectively. During the six months ended June 30, 2025 and 2024, we issued 60,288 and 9,304 Class A units, respectively. As of June 30, 2025 and December 31, 2024, there were 3,724,461 and 3,664,173 Class A units, respectively, 100,000 Class B units and one Class M unit issued and outstanding.

Class A units

Upon payment in full of any consideration payable with respect to the initial issuance of our Class A units, the holder thereof will not be liable for any additional capital contributions to the Company. Holders of Class A units are not entitled to preemptive, redemption or conversion rights. Holders of our Class A units are entitled to one vote per unit on all matters submitted to a vote of our members generally. Matters must generally be approved by a majority (or, in the case of the election of directors, by a plurality) of the votes entitled to be cast.

Holders of our Class A units share ratably in any distributions we make, subject to any statutory or contractual restrictions on distributions and to any restrictions on distributions imposed by the terms of any preferred units we issue.

Upon our dissolution, liquidation or winding up, after payment of all amounts required to be paid to creditors and holders of Class B units and preferred units, if any, holders of our Class A units are entitled to receive our remaining assets available for distribution.

Class B units

All of our Class B units are currently held by our Manager and were issued on September 14, 2021. Holders of our Class B units are not entitled to preemptive, redemption or conversion rights. Holders of our Class B units are entitled to one vote per unit on all matters submitted to a vote of our members generally. Matters must generally be approved by a majority (or, in the case of the election of directors, by a plurality) of the votes entitled to be cast.

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

Basic and Diluted Loss Per Class A Unit

For the three months ended June 30, 2025 and 2024, the basic and diluted weighted-average units outstanding were 3,696,709 and 3,631,703, respectively. For the three months ended June 30, 2025 and 2024, net loss attributable to Class A units was $7.6 million and $4.7 million, respectively, and the loss per basic and diluted unit was $2.06 and $1.30, respectively. For the six months ended June 30, 2025 and 2024, the basic and diluted weighted-average units outstanding were 3,681,439 and 3,631,617, respectively. For the six months ended June 30, 2025 and 2024, net loss attributable to Class A units was $16.2 million and $8.7 million, respectively, and the loss per basic and diluted unit was $4.41 and $2.40, respectively.

Note 11 – Commitments and Contingencies

Litigation

From time to time the Company may become involved in certain non-material litigation, as described below, or other claims arising in the ordinary course of business. As of June 30, 2025, neither we nor any of our subsidiaries were subject to any material legal proceedings nor were we aware of any material legal proceedings threatened against us or any of our subsidiaries.

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

On June 11, 2025, CMC filed a counterclaim and cross complaint against Chen and Galinn alleging, among other things, fraud, forgery, slander and violations of the Connecticut Unfair Trade Practices Act, and seeking damages and attorneys’ fees related thereto.

We dispute any liability in this litigation, believe we have substantial defenses to Galinn’s claims, and are vigorously defending the matter.

Development Projects

In connection with the development of our investment at 1000 First Avenue North, St. Petersburg, Florida (“VIV”) and Aster & Links, we have entered into separate construction management agreements for each asset which contain terms and conditions that are customary for the related scope of work. As of June 30, 2025, we have an aggregate unfunded commitment of $26.0 million under these two development projects. As of June 30, 2025, $15.7 million, inclusive of retainage of $11.7 million, was outstanding and payable in connection with these developments.

Note 12 – Segment Reporting

We identify our operating segments based on the way we organize and evaluate our business. As a result of having placed Aster & Links into service and the commencing of operations in 2024, we revised our reportable segments to include the following two distinct operating segments:

●	Commercial Segment — which includes properties such as office, retail centers, and warehouses (the “Commercial Segment”). For reporting purposes, we aggregate these asset types into the Commercial Segment given their similar characteristics in property management and leasing.

●	Mixed-use Segment — which includes properties that have both residential and retail spaces within a single real estate asset (the “Mixed-use Segment”). For reporting purposes, we aggregate these business components into the Mixed-use Segment due to their functional integration and the fact that they are evaluated as a unified asset.

Our CODM reviews financial information presented on an operating segment basis for purposes of allocating resources, making decisions and assessing financial performance.

We believe that analyzing net operating income (loss) by segment (“Segment NOI”) provides a useful measure of the performance of our business, as it reflects the core rental operations of our operating real estate. Segment NOI is calculated as rental revenue, less property expenses, excluding corporate level items, such as management fees incurred to our Manager (see Note 4 – Related Party Arrangements), depreciation and amortization, general and administrative expenses, interest expense, and other non-operating items.

The following table details the unaudited results of Segment NOI, reconciled to our consolidated statements of operations for the three months ended June 30, 2025 and 2024 (amounts in thousands):

	Three Months Ended June 30,
	2025			2024
	Commercial Segment	Mixed-use Segment	Total	Commercial Segment	Mixed-use Segment	Total
Segment NOI:
Rental revenue	$216	$1,786	$2,002	$288	$96	$384
Property expenses	(676)	(2,468)	(3,144)	(269)	(482)	(751)
Total Segment NOI	$(460)	$(682)	$(1,142)	$19	$(386)	$(367)
Non-segment items:
Management fees, included in Property expenses			(827)			(678)
General and administrative			(1,179)			(1,176)
Interest expense			(2,868)			(1,705)
Depreciation and amortization			(1,862)			(641)
Impairment of real estate			—			(182)
Interest income			251			96
Other expense			(6)			(63)
Net loss			(7,633)			(4,716)
Net loss (income) attributable to noncontrolling interests			6			(4)
Net loss attributable to Belpointe PREP, LLC			$(7,627)			$(4,720)

The following table details the unaudited significant expense categories by segment for the three months ended June 30, 2025 and 2024 (amounts in thousands):

	Three Months Ended June 30,
	2025			2024
	Commercial Segment	Mixed-use Segment	Total	Commercial Segment	Mixed-use Segment	Total
Property expenses:
Real estate taxes	$558	$989	$1,547	$134	$78	$212
Management fees (1)	10	303	313	12	274	286
Repairs & maintenance	28	430	458	51	31	82
Insurance	73	335	408	64	71	135
Utilities	7	195	202	8	28	36
Other property expenses	—	216	216	—	—	—
Total property expenses (1)	$676	$2,468	$3,144	$269	$482	$751

(1)	Excludes management fees incurred to our Manager.

The following table details the unaudited results of Segment NOI, reconciled to our consolidated statements of operations for the six months ended June 30, 2025 and 2024 (amounts in thousands):

	Six Months Ended June 30,
	2025			2024
	Commercial Segment	Mixed-use Segment	Total	Commercial Segment	Mixed-use Segment	Total
Segment NOI:
Rental revenue	$514	$3,227	$3,741	$569	$152	$721
Property expenses	(1,033)	(3,990)	(5,023)	(487)	(840)	(1,327)
Total Segment NOI	$(519)	$(763)	$(1,282)	$82	$(688)	$(606)
Non-segment items:
Management fees, included in Property expenses			(1,652)			(1,365)
General and administrative			(2,795)			(2,746)
Interest expense			(7,226)			(2,426)
Depreciation and amortization			(3,779)			(925)
Impairment of real estate			—			(777)
Interest income			499			238
Other expense			(21)			(90)
Net loss			(16,256)			(8,697)
Net loss (income) attributable to noncontrolling interests			10			(4)
Net loss attributable to Belpointe PREP, LLC			$(16,246)			$(8,701)

The following table details the unaudited significant expense categories by segment for the six months ended June 30, 2025 and 2024 (amounts in thousands):

	Six Months Ended June 30,
	2025			2024
	Commercial Segment	Mixed-use Segment	Total	Commercial Segment	Mixed-use Segment	Total
Property expenses:
Real estate taxes	$728	$1,134	$1,862	$253	$142	$395
Management fees (1)	20	593	613	23	313	336
Repairs & maintenance	127	725	852	69	83	152
Insurance	145	678	823	127	138	265
Utilities	13	390	403	15	36	51
Other property expenses	—	470	470	—	128	128
Total property expenses (1)	$1,033	$3,990	$5,023	$487	$840	$1,327

(1)	Excludes management fees incurred to our Manager.

The following table details our total assets by segment as of June 30, 2025, and December 31, 2024 (amounts in thousands):

	June 30, 2025	December 31, 2024
	(unaudited)
Commercial Segment	$96,901	$97,358
Mixed-use Segment	435,411	395,642
Other non-segment assets (1)	24,533	24,591
Total assets	$556,845	$517,591

(1)	Other non-segment assets primarily consist of cash and cash equivalents not attributable to specific reportable segments.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q (this “Form 10-Q”), unless context otherwise requires, references to “we,” “us,” “our” or the “Company” refer to Belpointe PREP, LLC, its operating companies, Belpointe PREP OC, LLC, and Belpointe PREP TN OC, LLC (each an “Operating Company” and collectively, the “Operating Companies”), and each of the Operating Companies’ direct and indirect subsidiaries, collectively.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2024 (our “Annual Report”) filed with the U.S. Securities and Exchange Commission on March 31, 2025, a copy of which may be accessed here. As discussed in the section entitled “Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, identified in the section entitled “Forward-Looking Statements,” and those discussed in the section entitled “Risk Factors” included our Annual Report.

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

We are focused on identifying, acquiring, developing or redeveloping and managing properties in two operating segments: commercial and mixed-use real estate, in each case located within qualified opportunity zones. The commercial segment consists of properties such as office, retail centers, and warehouses (the “Commercial Segment”), and the mixed-use segment consists of properties that have both residential and retail spaces within a single real estate asset (the “Mixed-use Segment”).

At least 90% of our assets consist of qualified opportunity zone property, and all of our assets are and will continue to be held by, and all of our operations are and will continue to be conducted through, one or more of our Operating Companies, either directly or indirectly through their subsidiaries. We are externally managed by Belpointe PREP Manager, LLC (our “Manager”), which is an affiliate of our sponsor, Belpointe, LLC (our “Sponsor”). Subject to the oversight of our board of directors (our “Board”), our Manager is responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf.

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

For the three and six months ended June 30, 2025, we have sold aggregate gross proceeds of $3,753,108 and $4,023,121, respectively, of Class A units in connection with our primary registered offering, which commenced in 2021 (our “Primary Offering” and, together with our Follow-on Offering, our “Public Offerings”) and our Follow-on Offering.

The purchase price for Class A units in our Follow-on Offering is the lesser of (i) the net asset value (“NAV”) of our Class A units, and (ii) the average of the high and low sale prices of our Class A units on the NYSE American (the “NYSE”) during regular trading hours on the last trading day immediately preceding the investment date on which the NYSE was open for trading and trading in our Class A units occurred. Our Manager calculates our NAV within approximately 60 days of the last day of each quarter, and any adjustments take effect as of the first business day following its public announcement. On May 30, 2025, we announced that our NAV as of March 31, 2025 was equal to $118.38 per Class A unit.

Our Business Outlook

Market conditions for commercial and mixed-use properties in the geographic regions in which we operate have generally remained consistent over the past several quarters. However, future economic conditions and demand for commercial and mixed-use properties are, and the real estate industry in general is, subject to ongoing uncertainty as a result of a number of factors, including, among others, the rate of rent growth, rate of new construction, rate of absorption, the rate of unemployment, higher interest rates, higher rates of inflation, potentially higher costs associated with the development of our projects, the availability of credit, financial market volatility, uncertainty around the timing, magnitude and impact of tariffs and general political and economic uncertainty, increasing energy costs, supply chain disruptions and labor shortages. The potential effect of these and other factors and the projected impact of these and other events on our business, results of operations and financial performance, presents material uncertainty and risk with respect to our future performance and financial results, including the potential to negatively impact our costs of operations, our financing arrangements, the value of our investments, and the laws, regulations and governmental and regulatory policies applicable to us. As a result, our past performance may not be indicative of future results.

In addition, on July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted, permanently extending multiple federal income tax provisions of the 2017 Tax Cuts and Jobs Act, and making significant changes to various other areas of the U.S. federal income tax laws. We are currently in the early stages of evaluating the impact of the OBBBA, and you are urged to consult with your tax advisors with respect to the OBBBA and its potential effect on an investment in our Class A units.

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

Our Investments

As of the date of this Form 10-Q, our investment portfolio consisted of the following commercial and mixed-use properties:

1991 Main Street – Sarasota, Florida (“Aster & Links”) – 1991 Main Street (“1991 Main” or “Aster & Links”) is a 5.13-acre site which was acquired for an aggregate purchase price of $20.7 million, inclusive of transaction costs. On August 24, 2023, we acquired an adjacent land parcel that was previously subject to a ground lease for a purchase price of $4.9 million, inclusive of transaction costs.

During the year ended December 31, 2024, we substantially completed construction and began lease up at Aster & Links, our mixed-use luxury development in downtown Sarasota, Florida. Aster & Links is comprised of 424 luxury residential units, including a mix of one-bedroom, two-bedroom, three-bedroom, four-bedroom apartments, townhome-style penthouse apartments, and six guest suite apartments, with approximately 51,000 square feet of retail space located on the first level. Aster & Links is made up of two distinct 10 story buildings and features over 900 garage and surface-level parking spaces, designed to cater to both residents and retail visitors.

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

Situated in downtown Sarasota, at the intersection of Main Street and Links Avenue, Aster & Links is located in a high foot traffic area next to a number of popular retail establishments. Sarasota’s metro area economy has historically been the largest of the southwest Florida markets and has experienced strong gains in jobs, population, and home values over the past few years. We believe that Aster & Links is well-positioned to be a premier residential and retail destination in the heart of what will continue to be a vibrant city.

1991 Main Construction Management Agreement

During the year ended December 31, 2022, our indirect wholly-owned subsidiary entered into a construction management agreement for the development of Aster & Links (the “1991 Main CMA”). The 1991 Main CMA contains terms and conditions that are customary for a project of this type and is subject to a guaranteed maximum price (a “GMP”). We currently anticipate that the funding for construction and soft costs associated with the development will be a minimum of $180.2 million, inclusive of the GMP, and are building to an estimated unlevered yield of greater than 6%.

1991 Main Construction Loan

On May 12, 2023, our indirect majority-owned subsidiary entered into a variable-rate construction loan agreement (the “1991 Main Construction Loan Agreement”) for up to $130.0 million in principal amount (the “1991 Main Construction Loan”) with Bank OZK, which is secured by Aster & Links. Advances under the 1991 Main Construction Loan bear interest at a per annum rate equal to the one-month term Secured Overnight Financing Rate (SOFR) plus 3.45%, subject to a minimum all-in per annum rate of 8.51%, and may be used to fund the development of 1991 Main. The 1991 Main Construction Loan has an initial maturity date of May 12, 2027 and contains a one-year extension option, subject to certain restrictions. As of June 30, 2025, we have drawn down $111.2 million on the 1991 Main Construction Loan.

1991 Main Interest Rate Cap

As required under the terms of the 1991 Main Construction Loan Agreement, our indirect majority-owned subsidiary also entered into an interest rate cap agreement, effective July 10, 2024, which, as of June 30, 2025, had a notional amount of approximately $115.1 million, a one-month SOFR rate based strike price of 5.07%, and which matured on July 10, 2025. On July 1, 2025, our indirect majority-owned subsidiary entered into a new interest rate cap agreement with a notional amount of $130.0 million, a strike price of 5.07% and which is scheduled to mature on July 10, 2026.

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

In connection with the 1991 Main Mezzanine Loan, we are required to maintain an interest reserve and carry reserve for purposes of paying accrued but unpaid interest on the 1991 Main Mezzanine Loan and interest, principal and other obligations under the 1991 Main Construction Loan. We also provided the 1991 Main Mezzanine Lender with (i) a completion guaranty, which, among other things, guarantees completion of the work on Aster & Links, and (ii) a carveout guaranty, which, among other things, indemnifies the 1991 Main Mezzanine Lender for losses resulting from certain “bad acts,” insolvency, environmental conditions, violations of the terms of the 1991 Main Mezzanine Loan and certain provisions of the 1991 Main Construction Loan Agreement. The 1991 Main Construction Loan and the 1991 Main Mezzanine Loan contain financial covenants requiring that we maintain liquid assets of no less than $20.0 million and a net worth of no less than $130.0 million. As of June 30, 2025, the principal balance of the 1991 Main Mezzanine Loan was $49.4 million.

1900 Fruitville Road – Sarasota Florida – 1900 Fruitville Road was a 1.2-acre site, consisting of a retail building and parking lot, which we acquired for an aggregate purchase price of $4.7 million, inclusive of transaction costs. In July 2024, we completed the redevelopment of this property into additional non-exclusive parking for Sprouts, our grocery store tenant at Aster & Links.

1000 First Avenue North and 900 First Avenue North – St. Petersburg, Florida (“VIV”) – 1000 First Avenue North, St. Petersburg, Florida (“1000 First” or “VIV”) consists of several parcels, comprising 1.6-acres of land, which we acquired for an aggregate purchase price of $12.1 million, inclusive of transaction costs. As of June 30, 2025, construction on VIV was 90% complete. We currently anticipate construction to be completed in the second half of 2025, with leasing to begin prior to completion.

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

St. Petersburg placed 46th on Niche’s 2025 Best Cities to Live in America list, earning an Overall Niche Grade of “A.” St. Petersburg is the 5th largest city in Florida and the 86th largest city in the United States and an annual population growth rate of approximately 0.6% in 2024. Downtown St. Petersburg is one of the fastest growing neighborhoods in the Tampa-St. Petersburg-Clearwater metropolitan statistical area (“MSA”) and has experienced increased demand in recent years because of proximity to the water, sporting events, shopping, bars and restaurants in the neighborhood. The Tampa-St. Petersburg-Clearwater MSA is home to more than 19 corporate headquarters, 13 of which are on the 2024 edition of the Inc. 5000 (listing the fastest-growing private companies in America). The St. Petersburg area also includes a branch of St. Petersburg College and the University of South Florida St. Petersburg and is home to two professional sports teams, the Tampa Bay Rays (Major League Baseball) and the Tampa Bay Rowdies (United Soccer League Championship).

900 First Avenue North (“900 First”) is a parcel of land with a two-tenant retail building which we acquired for an aggregate purchase price of $2.5 million, inclusive of transaction costs. 900 First will remain a two-tenant retail building and we have taken the additional development rights and added them to 1000 First.

1000 First Construction Management Agreement

In April 2023, our indirect majority-owned subsidiary entered into a construction management agreement in connection with the development of 1000 First (the “1000 First CMA”). The 1000 First CMA contains terms and conditions that are customary for a project of this type and will be subject to a GMP of $141.0 million.

1000 First Construction Loan

On June 28, 2024, our indirect majority-owned subsidiary entered into a variable-rate construction loan agreement (the “1000 First Construction Loan Agreement”) for up to $104.0 million in principal amount (the “1000 First Construction Loan”) with various lenders, which is secured by 1000 First. Advances under the 1000 First Construction Loan bear interest at a per annum rate equal to the one-month term SOFR plus 3.80%, subject to a minimum all-in per annum rate of 7.55% and may be used to fund the development of 1000 First. The 1000 First Construction Loan has an initial maturity date of June 28, 2027 and contains two one-year extension options, subject to certain restrictions. As of June 30, 2025, we have drawn down $62.6 million on the 1000 First Construction Loan. The 1000 First Construction Loan is prepayable in whole or in part at any time with not less than 45 days’ notice. Full prepayment is subject to an interest rate make-whole amount, if any, calculated as of the prepayment date.

1000 First Interest Rate Cap

As required under the terms of the 1000 First Construction Loan Agreement, our indirect majority-owned subsidiary also entered into an interest rate cap agreement, effective June 28, 2024, which, as of June 30, 2025, had a notional amount of approximately $104.0 million, a one-month SOFR rate based strike price of 6.25%, and which was due to mature on July 1, 2025. On June 26, 2025, our indirect majority-owned subsidiary entered into a new interest rate cap agreement, effective July 1, 2025, with a notional amount of $104.0 million, a strike price of 6.25% and which is scheduled to mature on July 1, 2026.

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

497-501 Middle Turnpike and Cedar Swamp Road – Storrs, Connecticut – 497-501 Middle Turnpike (“497-501 Middle”) is an approximately 60.0-acre site, consisting of approximately 30 acres of former golf course and approximately 30 acres of wetlands some of which includes walking trails. On June 28, 2022, through an indirect majority-owned subsidiary, we acquired a 70.2% controlling interest (the “CMC Interest”) in CMC Storrs SPV, LLC (“CMC”), the holding company for 497-501 Middle, for an initial capital contribution of $3.8 million. As part of the transaction two unaffiliated joint venture partners (the “CMC JV Partners”) were deemed to have made initial capital contributions to CMC. Following our acquisition of the CMC Interest, we discovered that one of the CMC JV Partners had misappropriated cash from the other’s cash account. Accordingly, the CMC JV Partner forfeited $1.0 million, or 29.8%, of their noncontrolling interest in CMC on March 24, 2023. As a result of the forfeiture, we indirectly own a 100% controlling interest in CMC.

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

497-501 Middle and Cedar Swamp Road are located less than a mile from the main college campus at the University of Connecticut (“UConn”) in Storrs, Connecticut (“Storrs”), approximately 30 minutes from Hartford, Connecticut, and 90 minutes from Boston, Massachusetts. UConn ranked 32nd among “Top Public Schools” nationally in the 2025 U.S. New & World Report (“U.S. News”) collegiate rankings, and, based on a fact sheet published by UConn, over 20,056 undergraduate students attended college at the Storrs campus in Fall 2024, with more than a third of a students living off campus.

900 8th Avenue South – Nashville, Tennessee – 900 8th Avenue South (“900 8th Avenue South”) is a 3.2-acre land assemblage, which we acquired for an aggregate purchase price of $19.7 million, inclusive of transaction costs.

On June 26, 2024, our indirect majority-owned subsidiary entered into a fixed-rate loan for $10.0 million in principal amount with KHRE SMA Funding, LLC, which is secured by 900 8th Avenue South (the “900 8th Land Loan”). The 900 8th Land Loan bears interest at a rate of 9.50% per annum, and is due to mature on January 2, 2026, with one six-month extension option remaining, subject to certain restrictions. In June 2025, we exercised the first of two available six-month extension options on the loan, extending the maturity to January 2026. One additional six-month extension option remains available, subject to certain conditions.

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

U.S. News & World Report ranked Sarasota as the 59th best place to live in Florida for 2025-2026, and the 4th best place to retire in the United States. Sarasota is headquarters to a diverse group of large companies, such as Boar’s Head Provisions, CAE Healthcare, Sun Hydraulics and Voalte. The Sarasota area also has a large number of universities including the University of Southern Florida, Florida State University’s College of Medicine campus, Ringling College, State College of Florida, Keiser College and New College of Florida.

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

Segment Reporting

As a result of having placed Aster & Links into service and commencing operations in 2024, we revised our reportable segments into two distinct operating segments based on the way that we organize and evaluate our business internally: Commercial Segment and Mixed-use Segment. Our Commercial Segment includes properties such as office, retail centers, and warehouses, and our Mixed-use Segment includes properties that blend both residential and retail components within a single real estate asset.

Our Chief Executive Officer is our chief operating decision maker (“CODM”), and our CODM reviews our financial information on a segment basis for purposes of allocating resources, making decisions and assessing financial performance.

Segment and Non-Segment Net Operating Income

We believe that analyzing net operating income (loss) (“NOI”) at the segment level (“Segment NOI”) provides a useful financial performance measure, because it reflects the core rental operations of our real estate assets. We calculate Segment NOI as rental revenue, less property expenses, excluding non-segment NOI (“Non-Segment NOI”). Non-Segment NOI includes corporate level items, such as management fees incurred to our Manager, general and administrative expenses, interest expense, depreciation and amortization, interest income and other non-operating items.

NOI is not a financial measure included in accounting principles generally accepted in the United States of America (“U.S. GAAP”), however it is widely used in the real estate industry as a measure of the operating performance of real estate assets. Notwithstanding its common usage, NOI should not be considered as an alternative to net income (loss), operating income (loss), or cash flow from operating activities as determined in accordance with U.S. GAAP. Our computation of NOI may differ from methods used by other companies, and therefore may not be comparable. A reconciliation of Segment NOI to the most directly comparable U.S. GAAP measure has been included below.

Results of Operations

Comparison of the Three Months Ended June 30, 2025 to the Three Months Ended June 30, 2024

The following table sets forth information regarding our results of Segment NOI, reconciled to our consolidated statement of operations, for the three months ended June 30, 2025 and 2024 (amounts in thousands):

	Three Months Ended June 30,
	2025			2024
	Commercial Segment	Mixed-use Segment	Total	Commercial Segment	Mixed-use Segment	Total
Segment NOI:
Rental revenue	$216	$1,786	$2,002	$288	$96	$384
Property expenses	(676)	(2,468)	(3,144)	(269)	(482)	(751)
Total Segment NOI	$(460)	$(682)	$(1,142)	$19	$(386)	$(367)
Non-segment items:
Management fees, included in Property expenses			(827)			(678)
General and administrative			(1,179)			(1,176)
Interest expense			(2,868)			(1,705)
Depreciation and amortization			(1,862)			(641)
Impairment of real estate			—			(182)
Interest income			251			96
Other expense			(6)			(63)
Net loss			(7,633)			(4,716)
Net loss (income) attributable to noncontrolling interests			6			(4)
Net loss attributable to Belpointe PREP, LLC			$(7,627)			$(4,720)

Segment NOI

Commercial Segment

During the three months ended June 30, 2025 as compared to the same period in 2024, Commercial Segment NOI decreased by $0.5 million, primarily due to higher real estate taxes.

Mixed-use Segment

During the three months ended June 30, 2025 as compared to the same period in 2024, Mixed-use Segment NOI decreased by $0.3 million, primarily driven by the recent placement in service of Aster & Links. Aster & Links commenced operations in the prior year period, and as such, the year-over-year comparison is not directly comparable. The current year period primarily reflects operating activity of Aster & Links during its lease-up phase.

Non-Segment NOI

Management Fees

Pursuant to the terms of a management agreement between us, our Operating Companies and our Manager (the “Management Agreement”), we pay our Manager a quarterly management fee in arrears of one-fourth of 0.75%. The management fee is based on our NAV at the end of each quarter. During the three months ended June 30, 2025 as compared to the same period in 2024, management fees increased by $0.1 million due to an increase in our NAV.

General and Administrative Expense

During the three months ended June 30, 2025 and 2024, general and administrative expenses primarily consisted of employee cost sharing expenses (pursuant to our Management Agreement and the employee and cost sharing agreement between us, our Operating Companies, our Manager and our Sponsor (the “Employee and Cost Sharing Agreement”)), marketing expenses, legal, audit, tax and accounting fees. During the three months ended June 30, 2025, as compared to the same period in 2024, general and administrative expenses remained relatively unchanged.

Interest Expense

During the three months ended June 30, 2025 and 2024, interest expense totaled $2.9 million and $1.7 million, respectively, consisting of gross interest expense of $5.5 million and $2.6 million, respectively, and the impact of non-cash amortization of debt discount and debt issuance costs of $0.7 million and $0.4 million, respectively, partially offset by capitalized interest and fees of $3.3 million and $1.3 million, respectively. The increase in interest expense during the three months ended June 30, 2025 as compared to the same period in 2024, is primarily due to a higher weighted average outstanding debt balance in the current year period as compared to the prior year period, partially offset by an increase in capitalized interest and fees.

Please see “Note 7– Debt, Net” in our consolidated financial statements in this Form 10-Q for additional information regarding our debt obligations.

Depreciation and Amortization

During the three months ended June 30, 2025 as compared to the same periods in 2024, depreciation and amortization increased by $1.2 million. This increase is primarily attributable to the impact of placing fixed assets in service at Aster & Links subsequent to June 30, 2024.

Impairment of Real Estate

During the three months ended June 30, 2024, we recorded impairment charges of $0.2 million. The impairment charges recorded were in relation to one of our real estate assets located in Nashville, Tennessee, based on our conclusion that the estimated fair market value of the real estate asset was lower than the carrying value, and as a result, we reduced the carrying value to the estimated fair market value.

Interest Income

During the three months ended June 30, 2025 and 2024, interest income totaled approximately $0.3 million and $0.1 million, respectively, and was comprised of interest earned from cash balances held in interest bearing bank accounts. The increase in interest income during the three months ended June 30, 2025 as compared to the same period in 2024, is attributable to higher cash balances in interest bearing accounts.

Comparison of the Six Months Ended June 30, 2025 to the Six Months Ended June 30, 2024

The following table sets forth information regarding our results of Segment NOI, reconciled to our consolidated statement of operations, for the six months ended June 30, 2025 and 2024 (amounts in thousands):

	Six Months Ended June 30,
	2025			2024
	Commercial Segment	Mixed-use Segment	Total	Commercial Segment	Mixed-use Segment	Total
Segment NOI:
Rental revenue	$514	$3,227	$3,741	$569	$152	$721
Property expenses	(1,033)	(3,990)	(5,023)	(487)	(840)	(1,327)
Total Segment NOI	$(519)	$(763)	$(1,282)	$82	$(688)	$(606)
Non-segment items:
Management fees, included in Property expenses			(1,652)			(1,365)
General and administrative			(2,795)			(2,746)
Interest expense			(7,226)			(2,426)
Depreciation and amortization			(3,779)			(925)
Impairment of real estate			—			(777)
Interest income			499			238
Other expense			(21)			(90)
Net loss			(16,256)			(8,697)
Net loss (income) attributable to noncontrolling interests			10			(4)
Net loss attributable to Belpointe PREP, LLC			$(16,246)			$(8,701)

Segment NOI

Commercial Segment

During the six months ended June 30, 2025 as compared to the same period in 2024, Commercial Segment NOI decreased by $0.6 million, primarily due to higher real estate taxes.

Mixed-use Segment

During the six months ended June 30, 2025 as compared to the same period in 2024, Mixed-use Segment NOI remained relatively unchanged. Aster & Links commenced operations during the second quarter of 2024 and therefore the year-over-year comparison is not directly comparable. The current year period primarily reflects operating activity of Aster & Links during its lease-up phase.

Non-Segment NOI

Management Fees

Pursuant to our Management Agreement, we pay our Manager a quarterly management fee in arrears of one-fourth of 0.75%. The management fee is based on our NAV at the end of each quarter. During the six months ended June 30, 2025 as compared to the same period in 2024, management fees increased by $0.3 million due to an increase in our NAV.

General and Administrative Expense

During the six months ended June 30, 2025 and 2024, general and administrative expenses primarily consisted of employee cost sharing expenses (pursuant to our Management Agreement and Employee and Cost Sharing Agreement), marketing expenses, legal, audit, tax and accounting fees. During the six months ended June 30, 2025, as compared to the same period in 2024, general and administrative expenses remained relatively unchanged.

Interest Expense

During the six months ended June 30, 2025 and 2024, interest expense totaled $7.2 million and $2.4 million, respectively, consisting of gross interest expense of $10.0 million and $4.3 million, respectively, and the impact of non-cash amortization of debt discount and debt issuance costs of $1.5 million and $0.8 million, respectively, partially offset by capitalized interest and fees of $4.3 million and $2.7 million, respectively. The increase in interest expense during the six months ended June 30, 2025 as compared to the same period in 2024, is primarily due to a higher weighted average outstanding debt balance in the current year period as compared to the prior year period, as well as no longer capitalizing interest on properties that were under development during the prior year period.

Please see “Note 7– Debt, Net” in our consolidated financial statements in this Form 10-Q for additional information regarding our debt obligations.

Depreciation and Amortization

During the six months ended June 30, 2025 as compared to the same periods in 2024, depreciation and amortization increased by $2.9 million. This increase is primarily attributable to the impact of placing fixed assets in service at Aster & Links subsequent to June 30, 2024.

Impairment of Real Estate

During the six months ended June 30, 2024, we recorded impairment charges of $0.8 million. The impairment charges recorded were in relation to one of our real estate assets located in Nashville, Tennessee, based on our conclusion that the estimated fair market value of the real estate asset was lower than the carrying value, and as a result, we reduced the carrying value to the estimated fair market value.

Interest Income

During the six months ended June 30, 2025 and 2024, interest income totaled approximately $0.5 million and $0.2 million, respectively, and was comprised of interest earned from cash balances held in interest bearing bank accounts. The increase in interest income during the six months ended June 30, 2025 as compared to the same period in 2024, is attributable to higher cash balances in interest bearing accounts.

Liquidity and Capital Resources

Overview

Our primary needs for liquidity and capital resources are to fund our investments, including construction and development costs, pay our Follow-on Offering and operating fees and expenses, pay any distributions that we may make to the holders of our units and pay interest on our outstanding indebtedness.

Our Follow-on Offering and operating fees and expenses include, among other things, legal, audit and valuation fees and expenses, federal and state filing fees, SEC, FINRA and NYSE filing fees, printing expenses, administrative fees, transfer agent fees, marketing and distribution fees, the management fee that we pay to our Manager, and fees and expenses related to acquiring, financing, appraising, and managing our commercial real estate properties. We are externally managed and do not have office or personnel expenses as we do not have any employees.

Liquidity

Our future needs for liquidity will depend on a variety of factors, including, without limitation, our ability to generate cash flows from operations, the timing and availability of net proceeds from our Follow-on Offering and any future offerings that we may conduct, the timing and extent of our real estate acquisition and disposition activities, and the timing and extent of our construction and development costs.

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

We believe that our cash on-hand, the anticipated net proceeds from our Follow-on Offering and any future offerings that we may conduct, the proceeds from our current debt obligations, the projected cash flows from our real estate assets and our current and anticipated financing activities will be sufficient to meet our liquidity and capital resource requirements for the next 12 months from the date of issuance of this Form 10-Q.

Capital Resources

Where our Manager and its affiliates, including our Sponsor, have funded, and in the future if they continue to fund, our capital requirements by advancing us offering and operating fees and expenses, we reimburse our Manager and its affiliates, including our Sponsor, pursuant to the terms of our Management Agreement and Employee and Cost Sharing Agreement. Fees payable and expenses reimbursable to our Manager and its affiliates, including our Sponsor, may be paid, at the election of the recipient, in cash, by issuance of our Class A Units at the then-current NAV, or through some combination of the foregoing. There were no Public Offering costs incurred by our Manager and its affiliates during the six months ended June 30, 2025 and 2024. During the three months ended June 30, 2025 and 2024, our Manager and its affiliates, including our Sponsor, incurred operating expenses of $0.4 million and $0.5 million, respectively, on our behalf. During the six months ended June 30, 2025 and 2024, our Manager and its affiliates, including our Sponsor, incurred operating expenses of $0.9 million and $1.2 million, respectively, on our behalf. Our Manager and its affiliates, including our Sponsor, have deferred the collection of management fees and the reimbursement of operating fees and expenses, without interest, and may continue to do so in the future, to support our operations and ensure that we maintain sufficient liquidity under the terms of our loan Covenants (as hereinafter defined). All or any part of deferred fees and expenses may be taken in any period as determined by the Manager.

Aster & Links

As of June 30, 2025, we have drawn down $111.2 million on the 1991 Main Construction Loan, the principal balance under the 1991 Main Mezzanine Loan was $49.4 million, and we had an unfunded capital commitment totaling $4.0 million under the 1991 Main CMA as well as other construction related commitments for the development of Aster & Links.

The 1991 Main Construction Loan and 1991 Main Mezzanine Loan contain financial covenants requiring that we maintain liquid assets of no less than $20.0 million and a net worth of no less than $130.0 million (the “Covenants”). In addition, under the terms of 1991 Mezzanine Loan, we are required to maintain an interest reserve and carry reserve for purposes of paying accrued but unpaid interest on the 1991 Main Mezzanine Loan and interest, principal and other obligations under the 1991 Main Construction Loan (the “Reserves”). Undrawn amounts were held back at closing to establish the Reserves and are being maintained by an administrative agent appointed by the lender. As interest and other obligations accrue, the Reserves balance will be reduced and be added to the principal outstanding on the 1991 Main Mezzanine Loan. As of June 30, 2025, we were in compliance with the Covenants, and the Reserves balance was $7.0 million.

As of the date of this Form 10-Q, we currently anticipate that the remaining funding for construction and soft costs associated with the development of Aster & Links will be a minimum of $16.2 million (inclusive of the aforementioned unfunded capital commitment). For additional details regarding Aster & Links, the 1991 Main Construction Loan, 1991 Main CMA and 1991 Main Mezzanine Loan, see “—Our Investments—1991 Main Street – Sarasota Florida (“Aster & Links”).”

VIV

As of June 30, 2025, we have drawn down $62.6 million on the 1000 First Construction Loan and had an unfunded capital commitment of $22.0 million under the 1000 First CMA.

As of the date of this Form 10-Q, we currently anticipate the remaining funding for construction and soft costs associated with the development of VIV will be a minimum of approximately $35.8 million (inclusive of the aforementioned unfunded capital commitment). For additional details regarding Viv, the 1000 First CMA and 1000 First Construction Loan, see “—Our Investments— 1000 First Avenue North and 900 First Avenue North – St. Petersburg, Florida (“VIV”).”

900 8th Avenue South

As of June 30, 2025, we have drawn down $10.0 million on the 900 8th Land Loan, we also exercised the first of two available six-month extension options on the 900 8th Land Loan, extending the maturity to January 2026. One additional six-month extension option remains available, subject to certain conditions. For additional details regarding 900 8th Avenue South and 900 8th Land Loan, see “—Our Investments—900 8th Avenue South – Nashville, Tennessee.” We expect to continue to obtain the capital resources that we need over the short and long-term from cash on-hand, from the proceeds of our Follow-on Offering and any future offerings that we may conduct, from the advancement of reimbursable fees and expenses by our Manager and its affiliates, including our Sponsor, from the proceeds of our current debt obligations and future secured or unsecured financing from banks and other lenders, from projected operating funds from our real estate assets and from any other undistributed cash flow generated from operations. For additional details regarding our Public Offerings, see “—Overview” and “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds—Use of Proceeds from Registered Sales of Securities.”

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

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash during the six months ended June 30, 2025 and 2024 (amounts in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(9,030)	$(5,383)
Net cash used in investing activities	(44,214)	(79,315)
Net cash provided by financing activities	54,140	96,283
Net increase in cash and cash equivalents and restricted cash	$896	$11,585

As of June 30, 2025 and 2024, cash and cash equivalents and restricted cash totaled approximately $29.7 million and $35.2 million, respectively.

Net cash flows used in operating activities during the six months ended June 30, 2025 primarily relates to interest expense incurred on our indebtedness, the payment of employee cost sharing expenses as well as payments for property management, legal, and accounting fees. Net cash flows used in operating activities during the six months ended June 30, 2024 primarily relates to interest expense incurred on our indebtedness, the payment of employee cost sharing expenses as well as payments for legal, marketing, and accounting fees.

Net cash flows used in investing activities during the six months ended June 30, 2025 and 2024 primarily relates to funding costs for our development properties. For additional details regarding our development properties, see “—Our Investments.”

Net cash flows provided by financing activities for the six months ended June 30, 2025 primarily relates to the proceeds from financings, including the 1991 Main Mezzanine Loan, the 1991 Main Construction Loan, and the 1000 First Construction Loan. Net cash flows provided by financing activities for the six months ended June 30, 2024 primarily relates to net proceeds received from the 1991 Mezzanine Loan, proceeds from the 1991 Main Construction Loan, and net proceeds from the 900 9th Land Loan. For additional details regarding our outstanding indebtedness, see “—Liquidity and Capital Resources.”

Critical Accounting Policies

The unaudited consolidated financial statements in this Form 10-Q have been prepared in accordance with U.S. GAAP and Article 8 of Regulation S-X of the rules and regulations of the SEC. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

Our significant accounting policies are described in “Note 2—Summary of Significant Accounting Policies,” in our consolidated financial statements in this Form 10-Q. There have been no changes to our significant accounting policies and estimates during the six months ended June 30, 2025 as compared to those disclosed in “Note 2—Summary of Significant Accounting Policies” included in our Annual Report for the year ended December 31, 2024, a copy of which may be accessed here.

Emerging Growth and Smaller Reporting Company Status

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

We have elected to use the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the effective date of our Primary Offering (which will fall on September 26, 2026), (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a “large accelerated filer” (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period, or (iii) the date that we affirmatively and irrevocably opt out of the extended transition period provided in Section 7(a)(2)(B). By electing to extend the transition period for complying with new or revised accounting standards, our consolidated financial statements may not be comparable to the consolidated financial statements of companies that comply with public company effective dates.

We are also a “smaller reporting company” (as defined in Rule 12b-2 of the Exchange Act and Item 10(f)(1) of Regulation S-K). Even after we no longer qualify as an emerging growth company, we may remain a smaller reporting company and may continue to take advantage of the scaled disclosure obligations available to smaller reporting companies. We will be a smaller reporting company until the last day of the fiscal year in which (i) the market value of our Class A units held by non-affiliates exceeds $250 million, measured as of the last business day of the immediately preceding second fiscal quarter, and (ii) our annual revenue exceed $100 million as of the most recently completed fiscal year and the market value of our Class A units held by non-affiliates exceeds $700 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act and Item 10(f)(1) of Regulation S-K), and as a result are not required to provide the information required by this Item.

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

On June 11, 2025, CMC filed a counterclaim and cross complaint against Chen and Galinn alleging, among other things, fraud, forgery, slander and violations of the Connecticut Unfair Trade Practices Act, and seeking damages and attorney fees related thereto.

We dispute any liability in the Galinn litigation, believe we have substantial defenses to Galinn’s claims, and are vigorously defending the matter.

As of June 30, 2025, we have assessed the Galinn litigation and concluded that is it neither material nor is any resolution likely to have a material adverse effect on our business, financial condition or results of operation. In addition, as of June 30, 2025, neither we nor any of our subsidiaries were subject to any legal proceedings nor were we aware of any legal proceedings threatened against us or any of our subsidiaries that could be deemed material.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Securities

During the six months ended June 30, 2025, we did not sell any equity securities that were not registered under the Securities Act.

Use of Proceeds from Registered Sales of Securities

On September 30, 2021, the SEC declared effective our registration statement on Form S-11, as amended (File No. 333-255424), registering the offer and sale of our initial public offering of up to $750,000,000 of our Class A units on a continuous “best efforts” basis at an initial price of $100 per Class A unit (our “Primary Offering”).

On May 9, 2023, the SEC declared effective our registration statement on Form S-11, as amended (File No. 333-271262), registering the offer and sale of up to $750,000,000 of our Class A units on a continuous “best efforts” basis by any method deemed to be an “ at the market” offering pursuant to Rule 415(a)(4) under the Securities Act, including by offers and sales made directly to investors or through one or more agents (our “Follow-on Offering” and together with our Primary Offering, our “Public Offerings”).

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

The purchase price for Class A units in our Follow-on Offering is the lesser of (i) the current net asset value (the “NAV”) of our Class A units, and (ii) the average of the high and low sale prices of our Class A units on the NYSE American (the “NYSE”) during regular trading hours on the last trading day immediately preceding the investment date on which the NYSE was open for trading and trading in our Class A units occurred. Our Manager calculates our NAV within approximately 60 days of the last day of each quarter, and any adjustments take effect as of the first business day following its public announcement. On May 30, 2025, we announced that our NAV as of March 31, 2025 was equal to $118.38 per Class A unit.

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

From the period of October 7, 2021, the date of the first closing held in connection with our Primary Offering, through December 31, 2024, we issued 2,414,063 Class A units in our Public Offerings, raising net offering proceeds of $236.6 million. During the six months ended June 30, 2025, we sold 60,288 Class A units, for an aggregate gross proceeds of $4,023,121, in connection with our Public Offerings. Together with the gross proceeds raised in prior offerings by our predecessor in interest, Belpointe REIT, Inc., as of June 30, 2025, we have raised aggregate gross offering cash proceeds of $361.4 million.

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

BELPOINTE PREP, LLC

Date: August 5, 2025	By:	/s/ Brandon E. Lacoff
Brandon E. Lacoff
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: August 5, 2025	By:	/s/ Martin Lacoff
Martin Lacoff
Chief Strategic Officer, Principal Financial Officer and Director
(Principal Financial Officer)

