Form 10-Q
period 2025-09-30
Belpointe PREP, LLC
filed 2025-11-14
CIK 1807046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

Yes ☐ No ☒

As of November 7, 2025, the registrant had 3,791,177 Class A units, 100,000 Class B units and one Class M unit outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains express or implied “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are intended to qualify for the “safe harbor” from liability established by those sections. Forward-looking statements reflect the current views of Belpointe PREP, LLC, a Delaware limited liability company (together with its subsidiaries, the “Company,” “we,” “us,” or “our”) based on information currently available to us with respect to, among other things, our future results of operations and financial performance. In some cases, you can identify forward-looking statements by words such as “anticipate,” “approximately,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” and “would” or the negative version of these words or other comparable words or statements that do not relate strictly to historical or factual matters. By their nature, forward-looking statements speak only as of the date they are made, are not statements of historical fact or guarantees of future performance and are subject to risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify, including those risks described under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, a copy of which may be accessed here, and, in particular due to changes with respect to borrowing costs as a result of interest rates and other factors, our ability to raise capital and access debt financing to continue to execute on our investment strategy, higher rates of inflation and potentially higher costs associated with the development of our projects, the impact on regional labor markets as a result of changes in immigration policies, changes in the availability and price of insurance coverage, construction delays, delays in the lease-up and stabilization of our properties, fluctuations in occupancy rates, tenant non-renewals and tenant defaults as a result of market conditions, including layoffs, and fluctuations in market rents as a result of competition, severe weather events and other natural phenomena, international, national, regional and local economic factors and other market conditions beyond our control, including impacts and uncertainties from political unrest, changes to trade policies, trade disputes and tariffs, changes in federal income tax laws resulting from the recent enactment of the One Big Beautiful Bill Act of 2025, and the forthcoming related administrative guidance and regulations, as well as other recent and prospective legislation and regulation, including landlord-tenant laws in the markets in which we operate and the projected impact of such factors on our business, financial performance and operating results. Any forward-looking statements expressing an expectation or belief as to future events is expressed in good faith and believed to be reasonable at the time such forward-looking statement is made. However, there can be no assurance that management’s expectations, beliefs and projections will result or be achieved, and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Belpointe PREP, LLC

Consolidated Balance Sheets

(in thousands, except unit data)

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Real estate
Land	$63,116	$51,038
Building and improvements	407,229	238,684
Furniture, fixtures and equipment	7,441	2,633
Intangible assets	8,197	8,530
Real estate under construction	57,897	191,308
Total real estate	543,880	492,193
Accumulated depreciation and amortization	(12,209)	(6,917)
Real estate, net	531,671	485,276
Cash and cash equivalents	29,643	24,737
Other assets	9,461	7,578
Total assets	$570,775	$517,591

Liabilities
Debt, net	$251,442	$177,017
Loan from affiliate	2,600	2,600
Due to affiliates	11,274	9,103
Lease liabilities	1,146	1,225
Accounts payable	12,413	13,322
Accrued expenses and other liabilities	7,842	10,267
Total liabilities	286,717	213,534

Commitments and contingencies	—	—

Members’ Capital
Class A units, unlimited units authorized, 3,791,177 and 3,664,173 units issued and outstanding at September 30, 2025 and December 31, 2024, respectively	281,792	301,776
Class B units, 100,000 units authorized, 100,000 units issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Class M unit, one unit authorized, one unit issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Total members’ capital excluding noncontrolling interests	281,792	301,776
Noncontrolling interests	2,266	2,281
Total members’ capital	284,058	304,057
Total liabilities and members’ capital	$570,775	$517,591

See accompanying notes to consolidated financial statements.

Belpointe PREP, LLC

Consolidated Statements of Operations

(Unaudited)

(in thousands, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
Rental revenue	$2,382	$860	$6,123	$1,581
Total revenue	2,382	860	6,123	1,581

Expenses
Property expenses	3,796	2,083	10,471	4,775
General and administrative	1,305	921	4,100	3,667
Interest expense	4,846	3,331	12,072	5,757
Depreciation and amortization	1,881	1,464	5,660	2,389
Impairment of real estate	—	—	—	777
Total expenses	11,828	7,799	32,303	17,365

Other (loss) income
Interest income	283	148	782	386
Other expense	(13)	(133)	(34)	(224)
Loss on extinguishment of debt	(2,960)	—	(2,960)	—
Total other (loss) income	(2,690)	15	(2,212)	162

Net loss	(12,136)	(6,924)	(28,392)	(15,622)
Net loss (income) attributable to noncontrolling interests	5	(4)	15	(8)
Net loss attributable to Belpointe PREP, LLC	$(12,131)	$(6,928)	$(28,377)	$(15,630)

Loss per Class A unit (basic and diluted)
Net loss per unit	$(3.21)	$(1.90)	$(7.64)	$(4.30)
Weighted-average units outstanding	3,775,601	3,640,067	3,713,171	3,634,454

See accompanying notes to consolidated financial statements.

Belpointe PREP, LLC

Consolidated Statements of Changes in Members’ Capital

(Unaudited)

(in thousands, except unit data)

	Class A units		Class B units		Class M unit		Total Members’ Capital Excluding Noncontrolling	Noncontrolling	Total Members’
	Units	Amount	Units	Amount	Units	Amount	Interests	Interests	Capital
Balance at January 1, 2025	3,664,173	$301,776	100,000	$—	1	$—	$301,776	$2,281	$304,057
Issuance of units	4,215	270	—	—	—	—	270	—	270
Net loss	—	(8,619)	—	—	—	—	(8,619)	(4)	(8,623)
Balance at March 31, 2025	3,668,388	293,427	100,000	—	1	—	293,427	2,277	295,704
Issuance of units	56,073	3,753	—	—	—	—	3,753	—	3,753
Offering costs	—	(9)	—	—	—	—	(9)	—	(9)
Net loss	—	(7,627)	—	—	—	—	(7,627)	(6)	(7,633)
Balance at June 30, 2025	3,724,461	289,544	100,000	—	1	—	289,544	2,271	291,815
Issuance of units	66,716	4,381	—	—	—	—	4,381	—	4,381
Offering costs	—	(2)	—	—	—	—	(2)	—	(2)
Net loss	—	(12,131)	—	—	—	—	(12,131)	(5)	(12,136)
Balance at September 30, 2025	3,791,177	$281,792	100,000	$—	1	$—	$281,792	$2,266	$284,058

	Class A units		Class B units		Class M unit		Total Members’ Capital Excluding Noncontrolling	Noncontrolling	Total Members’
	Units	Amount	Units	Amount	Units	Amount	Interest	Interest	Capital
Balance at January 1, 2024	3,622,399	$322,626	100,000	$—	1	$—	$322,626	$2,438	$325,064
Issuance of units	9,304	711	—	—	—	—	711	—	711
Offering costs	—	(2)	—	—	—	—	(2)	—	(2)
Net loss	—	(3,981)	—	—	—	—	(3,981)	—	(3,981)
Balance at March 31, 2024	3,631,703	319,354	100,000	—	1	—	319,354	2,438	321,792
Offering costs	—	(4)	—	—	—	—	(4)	—	(4)
Acquisition of noncontrolling interests	—	(38)	—	—	—	—	(38)	(160)	(198)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	26	26
Net (loss) income	—	(4,720)	—	—	—	—	(4,720)	4	(4,716)
Balance at June 30, 2024	3,631,703	314,592	100,000	—	1	—	314,592	2,308	316,900
Issuance of units	15,390	1,000	—	—	—	—	1,000	—	1,000
Offering Costs	—	(6)	—	—	—	—	(6)	—	(6)
Net loss	—	(6,928)	—	—	—	—	(6,928)	4	(6,924)
Balance at September 30, 2024	3,647,093	$308,658	100,000	$—	1	$—	$308,658	$2,312	$310,970

See accompanying notes to consolidated financial statements.

Belpointe PREP, LLC

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(28,392)	$(15,622)
Adjustments to net loss:
Depreciation and amortization including intangible assets and deferred financing costs	7,121	3,160
Accretion of rent-related intangibles and straight-line rent adjustments	(73)	21
Impairment of real estate	—	777
Unrealized loss on interest rate derivatives	17	221
Loss on extinguishment of debt	2,960	—
Changes in operating assets and liabilities:
(Increase) decrease in other assets	(634)	37
Increase in due to affiliates	2,335	1,283
Decrease in accounts payable	(177)	(463)
Increase in accrued expenses and other liabilities	1,847	1,876
Net cash used in operating activities	(14,996)	(8,710)

Cash flows from investing activities
Development of real estate	(55,921)	(110,630)
Other investing activity	(91)	(206)
Purchase of interest rate caps	(40)	(135)
Proceeds from interest rate cap	—	186
Net cash used in investing activities	(56,052)	(110,785)

Cash flows from financing activities
Proceeds from term loans	175,692	54,247
Repayment of construction loan	(113,277)	—
Proceeds from construction loans	60,142	72,141
Repayment of term loan	(51,092)	—
Proceeds from units issued	8,403	1,711
Payment of deferred financing costs	(1,772)	(3,143)
Other financing activities	(77)	90
Payment of offering costs	(15)	(47)
Repayment of loan from affiliate	—	(4,000)
Short-term loan from affiliate	—	2,600
Distribution to noncontrolling interests	—	(200)
Contributions from noncontrolling interests	—	26
Net cash provided by financing activities	78,004	123,425

Net increase in cash and cash equivalents and restricted cash	6,956	3,930

Cash and cash equivalents and restricted cash, beginning of period	28,831	23,585
Cash and cash equivalents and restricted cash, end of period	$35,787	$27,515

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

For the three and nine months ended September 30, 2025, we have sold aggregate gross proceeds of $4,380,590 and $8,403,711, respectively, of Class A units in connection with our Follow-on Offering. Together with the gross proceeds raised in our primary offering, which expired in 2024 (our “Primary Offering”), and the gross proceeds raised in Belpointe REIT’s prior offerings, as of September 30, 2025, we have raised aggregate gross offering proceeds of $365.7 million.

The purchase price for Class A units in our Follow-on Offering is the lesser of (i) the current net asset value (the “NAV”) of our Class A units, and (ii) the average of the high and low sale prices of our Class A units on the NYSE American (the “NYSE”) during regular trading hours on the last trading day immediately preceding the investment date on which the NYSE was open for trading and trading in our Class A units occurred. Our Manager calculates our NAV within approximately 60 days of the last day of each quarter, and any adjustments take effect as of the first business day following its public announcement. On August 29, 2025, we announced that our NAV as of June 30, 2025 was equal to $116.74 per Class A unit.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting and conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and Article 8 of Regulation S-X of the rules and regulations of the SEC.

In the opinion of management, all adjustments considered necessary for a fair presentation of our financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The consolidated financial statements as of September 30, 2025, and for the three and nine months ended September 30, 2025 and 2024, are unaudited and may not include year-end adjustments necessary to make them comparable to audited results. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2024 included in our Annual Report on Form 10-K. The operating results for interim periods are not necessarily indicative of operating results for any other interim period or for the entire year.

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

The following table presents the financial data of our consolidated VIEs, which are considered VIE’s as they do not have sufficient equity at risk to finance their activities without additional subordinated financial support, included in the consolidated balance sheets as of September 30, 2025 and December 31, 2024, respectively (amounts in thousands):

	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Real estate
Land	$53,301	$41,223
Building and improvements	404,710	236,165
Furniture, fixtures and equipment	7,441	2,633
Intangible assets	6,083	6,174
Real estate under construction	57,640	190,750
Total real estate	529,175	476,945
Accumulated depreciation and amortization	(10,916)	(5,578)
Real estate, net	518,259	471,367
Cash and cash equivalents	3,138	2,566
Other assets	9,220	7,096
Total assets	$530,617	$481,029

Liabilities
Debt, net	$251,442	$177,017
Due to affiliates	4,296	3,413
Lease liabilities	—	21
Accounts payable	12,391	13,137
Accrued expenses and other liabilities	7,090	9,690
Total liabilities	$275,219	$203,278

An interest in a VIE requires reconsideration when an event occurs that was not originally contemplated. At each reporting period we will reassess whether there are any events that require us to reconsider our determination of whether an entity is a VIE and whether it should be consolidated.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the Jump Start Our Business Startups Act of 2012 (“JOBS Act”). Under Section 107 of the JOBS Act, emerging growth companies are permitted to use an extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards that have different effective dates for public and private companies. We have elected to use the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the effective date of our Primary Offering (which is September 26, 2026), (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a “large accelerated filer” (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period, or (iii) the date that we affirmatively and irrevocably opt out of the extended transition period provided in Section 7(a)(2)(B). By electing to extend the transition period for complying with new or revised accounting standards, our consolidated financial statements may not be comparable to the consolidated financial statements of companies that comply with public company effective dates.

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

Restricted Cash

Restricted cash consists of amounts required to be reserved pursuant to contractual obligations and lender agreements for debt service. The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the consolidated statements of cash flows (amounts in thousands):

	September 30, 2025	December 31, 2024	September 30, 2024
	(unaudited)		(unaudited)
Cash and cash equivalents	$29,643	$24,737	$23,990
Restricted cash (1)	6,144	4,094	3,525
Total cash and cash equivalents and restricted cash	$35,787	$28,831	$27,515

(1)	Restricted cash is included within Other assets on our consolidated balance sheets.

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

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 requires public entities to provide disaggregated disclosure of certain income statement expense captions within the footnotes to the financial statements. ASU No. 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. We are currently evaluating the impact ASU No. 2024-03 will have on our consolidated financial statements and disclosures.

In May 2025, the FASB issued ASU No. 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (“ASU 2025-03”). ASU 2025-03 requires public business entities to assess which entity is the accounting acquirer for a business combination that is effected primarily by exchanging equity interest in which a VIE is acquired. ASU 2025-03 is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. We are currently evaluating the impact ASU 2025-03 will have on our consolidated financial statements and disclosures.

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

The following table summarizes the components of lease revenues (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Fixed lease revenues	$2,259	$539	$5,664	$1,041
Variable lease revenues (1)	104	302	387	563
Lease revenues (2) (3)	$2,363	$841	$6,051	$1,604

(1)	Includes reimbursements for property taxes, insurance, and common area maintenance services.

(2)	Excludes lease intangible amortization of less than $0.1 million and less than $0.1 million for the three months ended September 30, 2025 and 2024, respectively, and less than $0.1 million and less than $0.1 million for the nine months ended September 30, 2025 and 2024, respectively.

(3)	Excludes straight-line rent of less than $0.1 million and less than $0.1 million for the three months ended September 30, 2025 and 2024, respectively, and less than $0.1 million and $0.1 million for the nine months ended September 30, 2025 and 2024, respectively.

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

We assess the collectability of substantially all lease payments due, including unbilled rent receivable balances, by reviewing a tenant’s payment history or financial condition, and the age of the receivables. Changes to collectability are recognized as a current period adjustment to rental revenue. We have assessed the collectability of lease revenues as probable as of September 30, 2025.

Note 4 – Related Party Arrangements

Our Transaction with Belpointe Development Holding, LLC

On May 16, 2024, we entered into an agreement, which has since been amended, to borrow up to $3.0 million in principal amount from Belpointe Development Holding, LLC, an affiliate of our Chief Executive Officer, pursuant to the terms of a revolving credit facility agreement (the “BDH Facility”). Interest accrues on the BDH Facility at an annual rate of 5.0% and due and payable at maturity, which is August 31, 2026. Proceeds under the BDH Facility are to be used for general corporate purposes. As of September 30, 2025, and December 31, 2024, the BDH Facility had an outstanding principal balance of $2.6 million and $2.6 million, respectively, and accrued interest of $0.2 million and less than $0.1 million, respectively.

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

Our Joint Venture and other Co-Ownership Arrangements

Each of our investment assets has either an affiliate of our Sponsor or Manager, or their respective affiliates (together, the “Belpointe SP Group”), or an independent third party, or any combination of the foregoing, as the sponsor or co-sponsor, general partner or co-general partner, manager or co-manager, developer or co-developer of the investment asset, and our role, in general, is as a passive investor.

For the three and nine months ended September 30, 2025, members of the Belpointe SP Group did not make any contributions to our investments. For the nine months ended September 30, 2024, members of the Belpointe SP Group made less than $0.1 million, of noncontrolling interest contributions, representing 0.1% ownership, in various of our investments.

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

The following table presents a summary of fees incurred on our behalf by, and expenses reimbursable to, our Manager and its affiliates, including our Sponsor, in accordance with the terms of the relevant agreements with such parties (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Amounts included in the Consolidated Statements of Operations
Costs incurred by our Manager and its affiliates (1)	$830	$638	$2,273	$2,065
Management fees (2)	830	672	2,482	2,037
Insurance (3)	121	502	363	992
Director compensation	20	20	63	60
Property management oversight fees (2)	12	—	12	—
	$1,813	$1,832	$5,193	$5,154

Capitalized costs included in the Consolidated Balance Sheets
Development fee and reimbursements	$455	$1,489	$2,540	$3,370
Insurance (3)	345	868	1,423	2,791
	$800	$2,357	$3,963	$6,161

(1)	Includes wage, overhead and other reimbursements to our Manager and its affiliates, including our Sponsor, which are included in General and administrative expenses on the consolidated statements of operations.

(2)	Included in Property expenses in our consolidated statements of operations.

(3)	Our insurance premiums are prepaid and are included in Other assets on the consolidated balance sheets and are amortized monthly to either Property expenses on the consolidated statements of operations or Real estate under construction on the consolidated balance sheets as further described below.

The following table summarizes amounts included in Due to affiliates in our consolidated balance sheets (amounts in thousands):

	September 30, 2025	December 31, 2024
	(unaudited)
Management and property management fees	$6,563	$4,070
Development fees	2,691	2,546
Employee cost sharing and reimbursements (1)	1,822	2,388
Accrued interest	178	79
Director compensation	20	20
	$11,274	$9,103

(1)	Includes wage, overhead and other reimbursements to our Manager and its affiliates, including our Sponsor.

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

Pursuant to the terms of the employee and cost sharing agreement between us, our Operating Companies, our Manager and our Sponsor, we reimburse our Sponsor and our Manager for expenses incurred for our allocable share of the salaries, benefits and overhead of personnel providing services to us. During the three months ended September 30, 2025 and 2024, our Manager and its affiliates, including our Sponsor, incurred operating expenses of $0.5 million and $0.5 million, respectively, on our behalf. During the nine months ended September 30, 2025 and 2024, our Manager and its affiliates, including our Sponsor, incurred operating expenses of $1.3 million and $1.7 million, respectively, on our behalf. The expenses are payable, at the election of the recipient, either in cash, by issuance of our Class A units at the then-current NAV, or through some combination of the foregoing. As of September 30, 2025, all expenses incurred since inception have been paid in cash.

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

Property Management Oversight Fee

We, through the individual subsidiaries of our Operating Companies, pay our Manager, or an affiliate of our Manager, an annual property management oversight fee equal to 1.5% of revenues generated by the applicable property.

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

During the three months ended September 30, 2025 and 2024, we incurred development fees earned during the construction phase of $0.3 million and $1.2 million, respectively. During the nine months ended September 30, 2025 and 2024, we incurred development fees earned during the construction phase of $2.1 million and $2.8 million, respectively. Such development fees are included in Real estate under construction in our consolidated balance sheets. As of September 30, 2025 and December 31, 2024, $2.7 million and $2.5 million, respectively, remained due and payable to our affiliates for development fees.

During the three months ended September 30, 2025 and 2024, we incurred employee reimbursement expenditures to our affiliates acting as development managers of $0.5 million and $0.4 million, respectively, of which $0.1 million and $0.2 million, respectively, is included in Real estate under construction in our consolidated balance sheets, and $0.4 million and $0.2 million, respectively, is included in General and administrative expenses in our consolidated statements of operations. During the nine months ended September 30, 2025 and 2024, we incurred employee reimbursement expenditures to our affiliates acting as development managers of $1.4 million and $0.9 million, respectively, of which $0.5 million and $0.5 million, respectively, is included in Real estate under construction in our consolidated balance sheets, and $0.9 million and $0.4 million, respectively, is included in General and administrative expenses in our consolidated statements of operations. As of September 30, 2025 and December 31, 2024, $1.7 million and $1.2 million, respectively, remained due and payable to our affiliates for employee reimbursement expenditures.

Acquisition Fees

We will pay our Manager, Sponsor, or an affiliate of our Manager or Sponsor, an acquisition fee equal to 1.5% of the total value of any acquisition transaction, including any acquisition through merger with another entity (but excluding any transactions in which our Sponsor, or an affiliate of our Manager or Sponsor, would otherwise receive a development fee). We did not incur any acquisition fees during the three and nine months ended September 30, 2025 and 2024.

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

During the three months ended September 30, 2025 and 2024, we obtained insurance coverage and paid premiums in the aggregate amount of less than $0.1 million and $0.7 million, respectively, from which Belpointe Specialty Insurance earned commissions and administrative fees of less than $0.1 million and less than $0.1 million, respectively. During the nine months ended September 30, 2025 and 2024, we obtained insurance coverage and paid premiums in the aggregate amount of $0.7 million and $2.6 million, respectively, from which Belpointe Specialty Insurance earned commissions and administrative fees of less than $0.1 million and $0.2 million, respectively. Insurance premiums are prepaid and are included in Other assets on the consolidated balance sheets.

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

Note 5 – Real Estate, Net

Real Estate Under Construction

The following table provides the activity of our Real estate under construction in the consolidated balance sheets (amounts in thousands):

	September 30, 2025	December 31, 2024
	(unaudited)
Beginning balance	$191,308	$291,130
Placed in service	(185,430)	(235,675)
Capitalized costs (1) (2)	47,401	133,236
Capitalized interest	4,618	3,394
Impairment charges (3)	—	(777)
	$57,897	$191,308

(1)	Includes development fees and employee reimbursement expenditures. See “Note 4 – Related Party Arrangements” for additional details regarding our transactions with related parties.

(2)	Includes direct and indirect project costs to the construction and development of real estate projects, including but not limited to loan fees, property taxes, and insurance, incurred of $2.2 million and $5.4 million for the nine months ended September 30, 2025 and the year ended December 31, 2024, respectively.

(3)	Impairment charges during the year ended December 31, 2024 are in relation to one of our real estate assets located in Nashville, Tennessee, based on our conclusion that the estimated fair market value of the real estate asset was lower than the carrying value, and as a result, we reduced the carrying value to the estimated fair market value.

Placed in Service

On September 30, 2025, our development project at 1000 First Avenue North, St Petersburg, Florida (“VIV”) reached substantial completion, and as a result, we reclassified $180.8 million from Real estate under construction to Land ($12.1 million), Building and improvements ($164.2 million), and Furniture, fixtures and equipment ($4.5 million) on our consolidated balance sheets. Additionally, during the nine months ended September 30, 2025, we reclassified $4.6 million from Real estate under construction to Building and improvements ($4.3 million) and Furniture, fixtures and equipment ($0.3 million) on our consolidated balance sheets in connection with certain phases of our 1991 Main Street, Sarasota, Florida (“Aster & Links”) development project, which reached substantial completion in 2024.

Non-cash Disclosures

For the nine months ended September 30, 2025, non-cash investing activity relating to the development of real estate totaled $9.9 million, of which $9.8 million (inclusive of unpaid development fees of $1.9 million and unpaid employee cost sharing and reimbursements of less than $0.1 million) was included in Building and improvements in our consolidated balance sheets and $0.1 million was included in Real estate under construction in our consolidated balance sheets. For the nine months ended September 30, 2024, non-cash investing activity relating to the development of real estate totaled $22.0 million (inclusive of unpaid development fees of $1.5 million and unpaid employee cost sharing and reimbursements of $0.4 million), which was included in Real estate under construction in our consolidated balance sheets.

Depreciation Expense

Depreciation expense was $1.8 million and $1.4 million for the three months ended September 30, 2025 and 2024, respectively, and $5.5 million and $2.2 million for the nine months ended September 30, 2025 and 2024, respectively, and is included in Depreciation and amortization on the consolidated statements of operations.

Note 6 – Intangible Assets and Liabilities

Intangible assets and liabilities are summarized as follows (amounts in thousands):

	September 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(unaudited)	(unaudited)	(unaudited)
Finite-Lived Intangible Assets
In-place leases	$2,538	$(997)	$1,541	$2,871	$(1,188)	$1,683
Indefinite-Lived Intangible Assets
Development rights	5,659	—	5,659	5,659	—	5,659
Total intangible assets	$8,197	$(997)	$7,200	$8,530	$(1,188)	$7,342

Finite-Lived Intangible Liabilities
Below-market leases	$(1,538)	$392	$(1,146)	$(1,743)	$518	$(1,225)
Total intangible liabilities	$(1,538)	$392	$(1,146)	$(1,743)	$518	$(1,225)

In-place leases and development rights intangible assets, noted above, are included in Intangible assets on the consolidated balance sheets. Below-market lease liabilities, noted above, are included in Lease liabilities on the consolidated balance sheets.

Amortization of in-place lease intangible assets was less than $0.1 million and less than $0.1 million for the three months ended September 30, 2025 and 2024, respectively, and $0.1 million and $0.1 million for the nine months ended September 30, 2025 and 2024, respectively, and is included in Depreciation and amortization in the consolidated statements of operations.

Amortization of below-market lease liabilities was less than $0.1 million and less than $0.1 million for the three months ended September 30, 2025 and 2024, respectively, and $0.1 million and $0.1 million for the nine months ended September 30, 2025 and 2024, respectively, and is included in Rental revenue in the consolidated statements of operations.

Note 7 – Debt, Net

2025 Debt Transactions

On September 29, 2025, we, through our indirect majority-owned subsidiaries, entered into a variable-rate non-recourse mortgage loan providing for up to $163.3 million in principal amount (the “Aster & Links Mortgage Loan”), and a variable-rate non-recourse mezzanine loan providing for up to $40.8 million in principal amount (the “Aster & Links Mezzanine Loan”, and together with the Aster & Links Mortgage Loan, the “Aster & Links Loans”) with SM Finance III LLC, as lender (the “Aster & Links Refinance Transaction”). Proceeds from the Aster & Links Refinance Transaction were used to extinguish the existing Aster & Links construction loan (the “1991 Main Construction Loan”) and mezzanine loan (the “1991 Main Mezzanine Loan”), resulting in a loss on extinguishment of debt of $3.0 million, which includes a non-cash write off of unamortized deferred financing costs of $2.6 million. Additional details regarding the loans are described below.

The following table details our Debt, net (dollars in thousands):

				Carrying Value as of
Indebtedness	Weighted Average Interest Rate	Maturity Date	Maximum Facility	September 30, 2025	December 31, 2024
				(unaudited)
Fixed rate loans
1991 Main Mezzanine Loan (1)	—	—	—	$—	$46,243
900 8th Land Loan (2)	9.50%	January 2026	N/A	10,000	10,000
Variable rate loans
1991 Main Construction Loan (1)	—	—	—	—	97,521
1000 First Construction Loan (3)	SOFR + 3.80%	June 2027	$104,000	73,880	29,468
Aster & Links Loans (4)	SOFR + 2.55%	October 2027	$204,138	172,831	—
Total debt				256,711	183,232
Unamortized debt issuance costs				(2,614)	(3,931)
Unamortized debt discount				(2,655)	(2,284)
Debt, net				$251,442	$177,017

(1)	Both the 1991 Main Mezzanine Loan and the 1991 Main Construction Loan were repaid in full in connection with the Aster & Links Refinancing Transaction.

(2)	On June 26, 2024, we, through our indirect majority-owned subsidiary, entered into a fixed rate loan for $10.0 million in principal amount (the “900 8th Land Loan”), which is secured by our investment at 900 8th Avenue South, Nashville, Tennessee. The 900 8th Land Loan contains two six-month extension options, subject to certain restrictions. In June 2025, we exercised the first extension option, and therefore one additional six-month extension option remains available.

(3)	On June 28, 2024, we, through our indirect majority-owned subsidiary, entered into a variable rate construction loan for up to $104.0 million in principal amount (the “1000 First Construction Loan”), which is secured by our investment VIV. The 1000 First Construction Loan contains two one-year extension options, exercisable at our election, subject to certain terms and conditions set forth in the loan agreement. Advances under the 1000 First Construction Loan bear interest at a per annum rate equal to the one-month term Secured Overnight Financing Rate (“SOFR”) plus 3.80%, subject to a minimum all-in per annum rate of 7.55%. To mitigate our exposure to increases to the one-month term SOFR, we obtained an interest rate cap (see Note 9 – Derivative Instruments). The 1000 First Construction Loan is prepayable in whole or in part at any time with not less than 45 days’ notice. Full prepayment is subject to an interest make-whole amount, if any, calculated as of the prepayment date.

(4)	The Aster & Links Loans bear interest at a fluctuating rate based on: (i) one-month term SOFR, subject to a 3.25% floor, plus (ii) a blended rate of 2.55%, and requires interest-only monthly payments during their term. The Aster & Links Loans each contain two one-year extensions exercisable at our election, subject to certain terms and conditions set forth in each of the loan agreements. The Aster & Links Loans are secured by a first-priority mortgage on Aster & Links and a pledge of the borrower’s equity interest in a indirect subsidiary of the Company. To mitigate our exposure to increases to the one-month term SOFR, we have obtained interest rate caps (see Note 9 – Derivative Instruments). The Aster & Links Loans are prepayable in whole or in part at any time with not less than 30 days’ notice, however, if prepaid in full prior to October 2026, such prepayment is subject to an interest make-whole amount, if any, calculated as of the prepayment date.

The following table summarizes the scheduled future principal payments under our debt arrangements as of September 30, 2025 (amounts in thousands):

Year ended December 31,	(unaudited)
2025 (remainder)	$—
2026	10,000
2027	246,711
2028	—
2029	—
Thereafter	—
Total	$256,711

Interest paid, net of capitalized interest for the nine months ended September 30, 2025 and 2024, was $13.8 million and $4.0 million, respectively.

Amortization of deferred financing costs for the three months ended September 30, 2025 and 2024, was $0.6 million and $0.7 million, respectively, of which $0.2 million and $0.3 million was capitalized, respectively. Amortization of deferred financing costs for the nine months ended September 30, 2025 and 2024 was $2.1 million and $1.5 million, respectively, of which $0.7 million and $0.7 million was capitalized, respectively.

Guarantees and Covenants

Each of our indebtedness agreements are secured by either the individual underlying real estate investments or by a pledge of ownership interests in the entity that indirectly owns the real estate investment. In connection with certain agreements, we have provided guarantees of payment and performance, completion guarantees, which, among other things, guarantee completion of the work at each individual construction project, as well as carveout guarantees pursuant to which we guarantee the borrowers obligations with respect to certain non-recourse carveout events, such as “bad acts,” environmental conditions, and violations of certain provisions of the loan documents. We also provided a customary environmental indemnity agreement to the certain lenders pursuant to which we agreed to protect, defend, indemnify, release and hold harmless such lenders from and against certain environmental liabilities related to the real estate investments for which they apply.

We are subject to various financial and operational covenants in connection with the Aster & Links Loans and 1000 First Construction Loan which include, but are not limited to, maintaining liquid assets of no less than $10.0 million and a net worth of no less than $110.0 million. As of September 30, 2025, and December 31, 2024, we were in compliance with all of our loan covenants.

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

We estimated that our other financial assets and liabilities had fair values that approximated their carrying values as of September 30, 2025 and December 31, 2024.

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

The following table sets forth the carrying value and estimated fair value of our debt arrangements as of September 30, 2025 and December 31, 2024, respectively (amounts in thousands):

		September 30, 2025		December 31, 2024
	Level	Carrying Value (1)	Fair Value (2)	Carrying Value (1)	Fair Value (2)
		(unaudited)	(unaudited)
Total indebtedness	2	$251,442	$256,714	$177,017	$183,088

(1)	Amounts disclosed are net of unamortized debt issuance costs and debt discounts (see Note 7 – Debt, Net).

(2)	The fair value of our indebtedness as of September 30, 2025 and December 31, 2024 were prepared by an independent third-party using a discounted cash flow analysis, reviewed by management utilizing estimated credit spreads, and observable market interest rates.

Note 9 – Derivative Instruments

In connection with our 1000 First Construction Loan, Aster & Links Mortgage Loan and Aster & Links Mezzanine Loan (collectively, the “Variable Rate Loans”) (see Note 7 – Debt, Net), we are required to obtain and maintain interest rate protection in the form of interest rate caps during the term of the Variable Rate Loans to effectively limit the impact of increases in the one-month term SOFR. We are subject to credit risk by the counterparty of these derivative instruments in the event of non-performance under the derivative contracts, however we believe the risk to be minimal.

The following table details our derivative financial instruments as of September 30, 2025 (amounts in thousands):

Interest Rate Derivative	Notional Amount	Strike Price	Maturity Date
1991 Main Construction Loan interest rate cap	$130,000	5.07%	July 2026
1000 First Construction Loan interest rate cap	$104,000	6.25%	July 2026
Aster & Links Loans interest rate caps	$204,138	6.00%	October 2027

The following table details the fair value of our derivative financial instruments (amounts in thousands):

	Fair Value (1)
Interest Rate Derivative	September 30, 2025	December 31, 2024
	(unaudited)
Interest rate caps	$26	$3

(1)	Amounts are included in Other assets in our consolidated balance sheets.

The following table details the effect of our derivative financial instruments on our consolidated statements of operations (amounts in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Interest Rate Derivative	Location of Gain (Loss)	2025	2024	2025	2024
		(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest rate caps	Other expense	$(11)	$(134)	$(17)	$(221)

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

During the three months ended September 30, 2025 and 2024, we issued 66,716 and 15,390 Class A units, respectively. During the nine months ended September 30, 2025 and 2024, we issued 127,004 and 24,694 Class A units, respectively. As of September 30, 2025 and December 31, 2024, there were 3,791,177 and 3,664,173 Class A units, respectively, 100,000 Class B units and one Class M unit issued and outstanding.

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

Basic and Diluted Loss Per Class A Unit

For the three months ended September 30, 2025 and 2024, the basic and diluted weighted-average units outstanding were 3,775,601 and 3,640,067, respectively. For the three months ended September 30, 2025 and 2024, net loss attributable to Class A units was $12.1 million and $6.9 million, respectively, and the loss per basic and diluted unit was $3.21 and $1.90, respectively. For the nine months ended September 30, 2025 and 2024, the basic and diluted weighted-average units outstanding were 3,713,171 and 3,634,454, respectively. For the nine months ended September 30, 2025 and 2024, net loss attributable to Class A units was $28.4 million and $15.6 million, respectively, and the loss per basic and diluted unit was $7.64 and $4.30, respectively.

Note 11 – Commitments and Contingencies

Litigation

From time to time the Company may become involved in certain non-material litigation, as described below, or other claims arising in the ordinary course of business. As of September 30, 2025, neither we nor any of our subsidiaries were subject to any material legal proceedings nor were we aware of any material legal proceedings threatened against us or any of our subsidiaries.

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

On September 15, 2025, CMC filed an amended counterclaim and cross complaint against Chen and Galinn alleging, among other things, fraud, wrongful conduct, theft, conversion, forgery, slander and violations of the Connecticut Unfair Trade Practices Act, and seeking certain declaratory relief as well as damages, attorneys’ fees, and costs and expenses related thereto.

We dispute any liability in this litigation, believe we have substantial defenses to Galinn’s claims, and are vigorously defending the matter.

Development Projects

In connection with the development of Aster & Links and VIV, we have entered into separate construction management agreements for each asset which contain terms and conditions that are customary for the related scope of work. As of September 30, 2025, we have an aggregate unfunded commitment of $17.7 million under these two development projects. As of September 30, 2025, $13.7 million, inclusive of retainage of $12.0 million, was outstanding and payable in connection with these developments.

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

The following table details the unaudited results of Segment NOI, reconciled to our consolidated statements of operations for the three months ended September 30, 2025 and 2024 (amounts in thousands):

	Three Months Ended September 30,
	2025			2024
	Commercial Segment	Mixed-use Segment	Total	Commercial Segment	Mixed-use Segment	Total
Segment NOI:
Rental revenue	$204	$2,178	$2,382	$275	$585	$860
Property expenses	(516)	(2,450)	(2,966)	(362)	(1,049)	(1,411)
Total Segment NOI	$(312)	$(272)	$(584)	$(87)	$(464)	$(551)
Non-segment items:
Management fees, included in Property expenses			(830)			(672)
General and administrative			(1,305)			(921)
Interest expense			(4,846)			(3,331)
Depreciation and amortization			(1,881)			(1,464)
Interest income			283			148
Other expense			(13)			(133)
Loss on extinguishment of debt			(2,960)			—
Net loss			(12,136)			(6,924)
Net loss (income) attributable to noncontrolling interests			5			(4)
Net loss attributable to Belpointe PREP, LLC			$(12,131)			$(6,928)

The following table details the unaudited significant expense categories by segment for the three months ended September 30, 2025 and 2024 (amounts in thousands):

	Three Months Ended September 30,
	2025			2024
	Commercial Segment	Mixed-use Segment	Total	Commercial Segment	Mixed-use Segment	Total
Property expenses:
Real estate taxes	$364	$894	$1,258	$214	$145	$359
Management fees (1)	11	371	382	12	233	245
Repairs & maintenance	55	378	433	51	299	350
Insurance	74	336	410	67	73	140
Utilities	12	227	239	18	176	194
Other property expenses	—	244	244	—	123	123
Total property expenses (1)	$516	$2,450	$2,966	$362	$1,049	$1,411

(1)	Excludes management fees incurred to our Manager (see Note 4 – Related Party Arrangements).

The following table details the unaudited results of Segment NOI, reconciled to our consolidated statements of operations for the nine months ended September 30, 2025 and 2024 (amounts in thousands):

	Nine Months Ended September 30,
	2025			2024
	Commercial Segment	Mixed-use Segment	Total	Commercial Segment	Mixed-use Segment	Total
Segment NOI:
Rental revenue	$718	$5,405	$6,123	$844	$737	$1,581
Property expenses	(1,549)	(6,440)	(7,989)	(849)	(1,889)	(2,738)
Total Segment NOI	$(831)	$(1,035)	$(1,866)	$(5)	$(1,152)	$(1,157)
Non-segment items:
Management fees, included in Property expenses			(2,482)			(2,037)
General and administrative			(4,100)			(3,667)
Interest expense			(12,072)			(5,757)
Depreciation and amortization			(5,660)			(2,389)
Impairment of real estate			—			(777)
Interest income			782			386
Other expense			(34)			(224)
Loss on extinguishment of debt			(2,960)			—
Net loss			(28,392)			(15,622)
Net loss (income) attributable to noncontrolling interests			15			(8)
Net loss attributable to Belpointe PREP, LLC			$(28,377)			$(15,630)

The following table details the unaudited significant expense categories by segment for the nine months ended September 30, 2025 and 2024 (amounts in thousands):

	Nine Months Ended September 30,
	2025			2024
	Commercial Segment	Mixed-use Segment	Total	Commercial Segment	Mixed-use Segment	Total
Property expenses:
Real estate taxes	$1,092	$2,028	$3,120	$467	$287	$754
Management fees (1)	31	964	995	35	546	581
Repairs & maintenance	182	1,103	1,285	120	382	502
Insurance	219	1,014	1,233	194	211	405
Utilities	25	617	642	33	212	245
Other property expenses	—	714	714	—	251	251
Total property expenses (1)	$1,549	$6,440	$7,989	$849	$1,889	$2,738

(1)	Excludes management fees incurred to our Manager (see Note 4 – Related Party Arrangements).

The following table details our total assets by segment as of September 30, 2025, and December 31, 2024 (amounts in thousands):

	September 30, 2025	December 31, 2024
	(unaudited)
Commercial Segment	$96,582	$97,358
Mixed-use Segment	446,357	395,642
Other non-segment assets (1)	27,836	24,591
Total assets	$570,775	$517,591

(1)	Other non-segment assets primarily consist of cash and cash equivalents not attributable to specific reportable segments.

Note 13 – Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring after the balance sheet date through the date the consolidated financial statements were issued require potential adjustment to or disclosure in the consolidated financial statements and has concluded that, except as set forth below and disclosed herein, all such events or transactions that would require recognition or disclosure have been recognized or disclosed.

On October 21, 2025, we repaid $1.5 million on the BDH Facility, including $0.2 million of accrued interest.

On November 12, 2025, our Board authorized the renewal of the Management Agreement between us, our Operating Companies and our Manager for an additional three year term.

In addition, on November 12, 2025, our Board also authorized our entry into an Amended and Restated Services and Cost Sharing Agreement and Indemnification Agreement with our Operating Companies, Manager and certain of their respective subsidiaries, affiliates and associates.

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

For the three and nine months ended September 30, 2025, we have sold aggregate gross proceeds of $4,380,590 and $8,403,711, respectively, of Class A units in connection with our Follow-on Offering. Together with the gross proceeds raised in our primary offering, which expired in 2024 (our “Primary Offering,” and together with our Follow-on Offering, our “Public Offerings”), and the gross proceeds raised in Belpointe REIT’s prior offerings, as of September 30, 2025, we have raised aggregate gross offering proceeds of $365.7 million.

The purchase price for Class A units in our Follow-on Offering is the lesser of (i) the net asset value (“NAV”) of our Class A units, and (ii) the average of the high and low sale prices of our Class A units on the NYSE American (the “NYSE”) during regular trading hours on the last trading day immediately preceding the investment date on which the NYSE was open for trading and trading in our Class A units occurred. Our Manager calculates our NAV within approximately 60 days of the last day of each quarter, and any adjustments take effect as of the first business day following its public announcement. On August 29, 2025, we announced that our NAV as of June 30, 2025 was equal to $116.74 per Class A unit.

Our Business Outlook

Market conditions for commercial and mixed-use properties in the geographic regions in which we operate have generally remained consistent over the past several quarters. However, future economic conditions and demand for commercial and mixed-use properties are, and the real estate industry in general is, subject to ongoing uncertainty as a result of a number of factors, including, among others, the rate of rent growth, rate of new construction, rate of absorption, the rate of unemployment, reductions in or cancellations of government programs and spending, fluctuating interest rates, higher rates of inflation, potentially higher costs associated with the development of our projects, the availability of credit, financial market volatility, uncertainty around the timing, magnitude and impact of tariffs and general political and economic uncertainty, increasing energy costs, supply chain disruptions and labor shortages. The potential effect of these and other factors and the projected impact of these and other events on our business, results of operations and financial performance, presents material uncertainty and risk with respect to our future performance and financial results, including the potential to negatively impact our costs of operations, our financing arrangements, the value of our investments, and the laws, regulations and governmental and regulatory policies applicable to us. As a result, our past performance may not be indicative of future results.

The One Big Beautiful Bill Act and Opportunity Zones 2.0

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted, making qualified opportunity zones a permanent feature of the U.S. federal income tax laws. Among other things, the OBBBA calls for the designation of new opportunity zones by state governors beginning on July 1, 2026 (and taking effect on January 1, 2027), and each 10-year period thereafter, and creates a new category of qualified opportunity funds, called the qualified rural opportunity fund, which will offer a 30% step-up in basis on deferred capital gains for qualifying investments.

The OBBBA also extends multiple other provisions of the 2017 Tax Cuts and Jobs Act and makes significant changes to various areas of the U.S. federal tax laws. We are currently in the early stages of evaluating the impact that the OBBBA may have on our future investment strategy, and you are urged to consult with your tax advisors with respect to the OBBBA and its potential effect on an investment in our Class A units.

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

Our Investments

As of the date of this Form 10-Q, our investment portfolio consisted of the following commercial and mixed-use properties:

1991 Main Street – Sarasota, Florida (“Aster & Links”) – 1991 Main Street (“1991 Main” or “Aster & Links”) is a 5.13-acre mixed-use luxury development site in downtown Sarasota, Florida, which we acquired for an aggregate purchase price of $20.7 million, inclusive of transaction costs. In August 2023, we acquired an adjacent parcel that was previously subject to a ground lease for a purchase price of $4.9 million, inclusive of transaction costs. In July 2024, we also completed the redevelopment of 1900 Fruitville Road, a nearby 1.2-acre site which we acquired for an aggregate purchase price of $4.7 million, inclusive of transaction costs, to provide additional non-exclusive parking for Aster & Links’ retail tenants, including Sprouts Farmers Market® (“Sprouts”).

During the year ended December 31, 2024, we substantially completed construction and began leasing at Aster & Links. The property comprises two distinct ten-story buildings with a total of 424 luxury residential units, including a mix of one-, two-, three-, and four-bedroom apartments, townhome-style penthouse residences, and six guest suites. The development also includes approximately 51,000 square feet of ground-floor retail space and more than 900 garage and surface-level parking spaces designed to accommodate both residents and retail customers.

In September 2025, we completed an approximately $204.1 million post-construction financing for Aster & Links, the proceeds of which were used to retire existing construction debt and will provide additional liquidity to support lease-up and stabilization. We expect the refinancing to generate annual interest savings of several million dollars over the term of the loans. See “—Our Investments—1991 Main Street – Sarasota Florida (“Aster & Links”)—Aster & Links Mortgage and Mezzanine Loans” below for a more detailed discussion of the refinancing.

Aster & Links features an extensive suite of resident amenities, including a clubroom, fitness center, center courtyard with a heated saltwater pool and rooftop amenities such as a community room, a private dining area for events, and outdoor grills and seating. Each building contains its own leasing office to support new residents. As of October 31, 2025, Aster & Links was greater than 55% leased.

Sprouts occupies approximately 23,000 square feet of retail space at Aster & Links, and, together with other curated retail tenants, enhances the project’s walkability and community activation. Situated in downtown Sarasota, at the intersection of Main Street and Links Avenue, Aster & Links is located in a high foot traffic area next to a number of popular retail establishments. Sarasota’s metro area economy has historically been the largest of the southwest Florida markets and has experienced strong gains in jobs, population, and home values over the past few years. We believe that Aster & Links is well-positioned to be a premier residential and retail destination in the heart of what will continue to be a vibrant city.

Aster & Links Mortgage and Mezzanine Loans

On September 29, 2025, we, through our indirect majority-owned subsidiaries, BPOZ 1991 Main, LLC, a Delaware limited liability company (“BPOZ 1991 Main”), and BP Mezz 1991 Main, LLC, a Delaware limited liability company and holding company for BPOZ 1991 Main (“BP Mezz 1991 Main” and, together with BPOZ 1991 Main, the “Aster & Links Borrowers”), entered into a variable-rate mortgage loan agreement (the “Aster & Links Mortgage Loan Agreement”) and variable-rate mezzanine loan agreement (the “Aster & Links Mezzanine Loan Agreement” and, together with the Aster & Links Mortgage Loan Agreement, and all other agreements and instruments executed by the Aster & Links Borrowers or the Company in connection therewith, the “Aster & Links Loan Agreements”) with SM Finance III LLC, a Delaware limited liability company (the “SMF”), for up to approximately $204.1 million in aggregate principal amount (the “Aster & Links Loans” or “Aster & Links Refinance Transactions”), of which a total of approximately $172.8 million was advanced at the closing (the “Initial Advance”). The Aster & Links Loans bear interest at a fluctuating rate based on: (i) one-month term Secured Overnight Financing Rate (“SOFR”), subject to a 3.25% floor, plus (ii) a blended rate of 2.55%, require interest-only monthly payments during their term, and initially mature on October 11, 2027, with two one-year extensions exercisable at the Aster & Links Borrowers’ election, but subject to SMF’s approval based on certain terms and conditions set forth in the Aster & Links Loan Agreements.

We used approximately $165.8 million of the proceeds from the Initial Advance to extinguish our existing variable-rate construction loan with Bank OZK and mezzanine loan with Southern Realty Trust Holdings, LLC. The remaining proceeds from the Initial Advance and any proceeds from additional advances may be used to fund expenses that we incur or advance in connection with leasing the remaining non-residential space at Aster & Links, as well as for certain capital expenditures, and, subject to the terms and conditions set forth in the Aster & Links Loan Agreements, to fund up to an aggregate of $9.0 million in earnouts, and up to an aggregate of $9.0 million in approved debt service and carry expenses.

The Aster & Links Loans are secured by a first-priority mortgage on Aster & Links by BPOZ 1991 Main in favor of SMF, and a pledge by BP Mezz 1991 Main of all of its rights, title and interest in BPOZ 1991 Main to SMF. In addition, we have entered into a series of guaranty agreements in favor of SMF, whereby the Company, as guarantor, has guaranteed payment and performance of certain of the Aster & Links Borrowers’ obligations under the Aster & Links Loan Agreements. The guaranty agreements also require, among other things, that we maintain certain net worth and liquid asset standards during the term of the Aster & Links Loans.

As of September 30, 2025, we have drawn down approximately $172.8 million under the Aster & Links Loans.

The foregoing description of the Aster & Links Mortgage Loan Agreement and Aster & Links Mezzanine Loan Agreement, are a summary, do not purport to be complete and are qualified in their entirety by reference to the Aster & Links Mortgage Loan Agreement and Aster & Links Mezzanine Loan Agreement, copies of which are filed as Exhibits 10.4 and 10.5, respectively, to this Quarterly Report on Form 10-Q.

Aster & Links Construction Management Agreement

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

Aster & Links Interest Rate Caps

In connection with the Aster & Links Loans, the Borrowers have entered into interest rate cap agreements (the “Aster & Links Interest Rate Cap”) with an aggregate notional amount of approximately $204.1 million and one-month term SOFR strike rate equal to 6.0% per annum, which Aster & Links Interest Rate Cap has been assigned to SMF pursuant to the terms of the Aster & Links Loans Agreements. The Aster & Links Interest Rate Cap will continue through October 15, 2027, and, pursuant to the terms of the Aster & Links Loan Agreement, must either be extended or the Borrowers must enter into a new interest rate cap agreement that extends through the date of any extensions granted by SMF.

1000 First Avenue North and 900 First Avenue North – St. Petersburg, Florida (“VIV”) – 1000 First Avenue North, St. Petersburg, Florida (“1000 First” or “VIV”) consists of several parcels, totaling approximately 1.6-acres, which we acquired for an aggregate purchase price of $12.1 million, inclusive of transaction costs. As of September 30, 2025, construction was approximately 97.7% complete. Leasing commenced in October 2025, and the first residential move-ins are scheduled to occur in November 2025. As of October 31, 2025, VIV was approximately 10% leased.

VIV consists of two 11-story residential towers above a four-story parking structure, containing 269 apartment homes with a mix of studio, one-, two-, and three-bedroom units, and approximately 15,500 square feet of ground-floor retail space. Amenities include a clubroom, fitness center, courtyard with a swimming pool, shared working space, and leasing office.

VIV is located in downtown St. Petersburg, one mile west of Tampa Bay and the downtown waterfront district, and one block from Tropicana Field, home of the Tampa Bay Rays. The property offers direct access to downtown amenities, including public parking, restaurants, museums, and cultural attractions.

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

900 First Avenue North (“900 First”) is a parcel of land containing a two-tenant retail building which we acquired for an aggregate purchase price of $2.5 million, inclusive of transaction costs. 900 First will remain a two-tenant retail building, and we have transferred the additional development rights to VIV.

VIV Construction Management Agreement

In April 2023, our indirect majority-owned subsidiary entered into a construction management agreement in connection with the development of VIV (the “1000 First CMA”). The 1000 First CMA contains terms and conditions that are customary for a project of this type and will be subject to a GMP of $141.1 million.

VIV Construction Loan

On June 28, 2024, our indirect majority-owned subsidiary entered into a variable-rate construction loan agreement (the “1000 First Construction Loan Agreement”) for up to $104.0 million in principal amount (the “1000 First Construction Loan”) with various lenders, which is secured by VIV. Advances under the 1000 First Construction Loan bear interest at a per annum rate equal to the one-month term SOFR plus 3.80%, subject to a minimum all-in per annum rate of 7.55% and may be used to fund the development of VIV. The 1000 First Construction Loan has an initial maturity date of June 28, 2027 and contains two one-year extension options, subject to certain restrictions. As of September 30, 2025, we have drawn down $73.9 million on the 1000 First Construction Loan. In addition, we have entered into a series of guaranty agreements which require, among other things, that we maintain certain net worth and liquid asset standards during the term of the 1000 First Construction Loan. The 1000 First Construction Loan is prepayable in whole or in part at any time with not less than 45 days’ notice. Full prepayment is subject to an interest rate make-whole amount, if any, calculated as of the prepayment date.

VIV Interest Rate Cap

As required under the terms of the 1000 First Construction Loan Agreement, on June 26, 2025, our indirect majority-owned subsidiary entered into an interest rate cap agreement, effective July 1, 2025, with a notional amount of $104.0 million, a strike price of 6.25% and which is scheduled to mature on July 1, 2026.

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

On June 26, 2024, we, through our indirect majority-owned subsidiary, 900 Eighth, LP, a Tennessee limited liability company (“900 Eighth”), entered into a fixed-rate loan for $10.0 million in principal amount with KHRE SMA Funding, LLC, which is secured by 900 8th Avenue South (the “900 8th Land Loan”). The 900 8th Land Loan bears interest at a rate of 9.50% per annum. In June 2025, we exercised the first six-month extension option on the 900 8th Land Loan, extending the maturity to January 2, 2026. One additional six-month extension option remains available, subject to certain conditions.

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

900 8th Purchase and Sale Agreement

On September 15, 2025, 900 Eighth entered into an Agreement for Purchase and Sale of Property (the “900 8th Purchase and Sale Agreement”) with WP South Acquisitions, L.L.C., a Georgia limited liability company (“WP South”), for the sale of 900 8th Avenue South, together with all improvements thereon and rights to intangible personal property related thereto, for an aggregate purchase price of $19.3 million, subject to adjustment for any additional number of units that WP South is permitted and intends to construct in excess of the minimum number of units set forth in the 900 8th Purchase and Sale Agreement.

Under the terms and conditions of the 900 8th Purchase and Sale Agreement, the entitlement date will fall on January 13, 2026, subject to one 30-day discretionary extension by WP South (the “Entitlement Date”), the inspection date will fall 30 days after the Entitlement Date (the “Inspection Date”) and, subject to the remaining customary terms and conditions set forth in the 900 8th Purchase and Sale Agreement, the anticipated closing of the sale will take place on the earlier of 180 days following the Inspection Date or any other closing date (the “Closing Date”) chosen by WP South upon seven days prior written notice to 900 Eighth, with such Closing Date subject to three discretionary 30-day extensions by WP South. The 900 8th Purchase and Sale Agreement is also subject to certain customary representations, warranties and closing conditions.

WP South has posted a $150,000 earnest money deposit with an escrow agent (the “Earnest Money”), which Earnest Money is, and any deposits for extension by WP South are, non-refundable after the Inspection Date, except as otherwise provided in the 900 8th Purchase and Sale Agreement.

The foregoing description of the 900 8th Purchase and Sale Agreement, is a summary, does not purport to be complete and is qualified in its entirety by reference to the 900 8th Purchase and Sale Agreement, a copy of which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q.

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

Storrs Road – Storrs, Connecticut – Storrs Road (“Storrs Road”) is a 9.0-acre parcel of land near UConn, which we acquired for an aggregate purchase price of $0.1 million, inclusive of transaction costs. We currently intend on holding Storrs Road for future multifamily development.

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

Segment Net Operating Income

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

Results of Operations

Comparison of the Three Months Ended September 30, 2025 to the Three Months Ended September 30, 2024

The following table sets forth information regarding our results of Segment NOI, reconciled to our consolidated statement of operations, for the three months ended September 30, 2025 and 2024 (amounts in thousands):

	Three Months Ended September 30,
	2025			2024
	Commercial Segment	Mixed-use Segment	Total	Commercial Segment	Mixed-use Segment	Total
Segment NOI:
Rental revenue	$204	$2,178	$2,382	$275	$585	$860
Property expenses	(516)	(2,450)	(2,966)	(362)	(1,049)	(1,411)
Total Segment NOI	$(312)	$(272)	$(584)	$(87)	$(464)	$(551)
Non-segment items:
Management fees, included in Property expenses			(830)			(672)
General and administrative			(1,305)			(921)
Interest expense			(4,846)			(3,331)
Depreciation and amortization			(1,881)			(1,464)
Interest income			283			148
Other expense			(13)			(133)
Loss on extinguishment of debt			(2,960)			—
Net loss			(12,136)			(6,924)
Net loss (income) attributable to noncontrolling interests			5			(4)
Net loss attributable to Belpointe PREP, LLC			$(12,131)			$(6,928)

Segment NOI

Commercial Segment

During the three months ended September 30, 2025 as compared to the same period in 2024, Commercial Segment NOI decreased by $0.2 million, primarily due to higher real estate taxes and lower base rents resulting from tenant vacancies.

Mixed-use Segment

During the three months ended September 30, 2025 as compared to the same period in 2024, Mixed-use Segment NOI increased by $0.2 million. The increase in both rental revenues and property expenses relates to the continued stabilization of Aster & Links, which was in its initial lease-up phase during the prior year period. As a result, Mixed-use Segment NOI is not directly comparable from year to year.

Non-Segment NOI

Management Fees

Pursuant to the terms of a management agreement between us, our Operating Companies and our Manager (the “Management Agreement”), we pay our Manager a quarterly management fee in arrears of one-fourth of 0.75%. The management fee is based on our NAV at the end of each quarter. During the three months ended September 30, 2025 as compared to the same period in 2024, management fees increased by $0.2 million due to an increase in our NAV.

General and Administrative Expense

During the three months ended September 30, 2025 and 2024, general and administrative expenses primarily consisted of employee cost sharing expenses (pursuant to our Management Agreement and the employee and cost sharing agreement between us, our Operating Companies, our Manager and our Sponsor (the “Employee and Cost Sharing Agreement”)), marketing expenses, legal, audit, tax and accounting fees. During the three months ended September 30, 2025, as compared to the same period in 2024, general and administrative expenses increased by $0.4 million primarily due to higher legal expenses.

Interest Expense

During the three months ended September 30, 2025 and 2024, interest expense totaled $4.8 million and $3.3 million, respectively, consisting of gross interest expense of $5.0 million and $4.5 million, respectively, and the impact of non-cash amortization of debt discount and debt issuance costs of $0.5 million and $0.7 million, respectively, partially offset by capitalized interest and fees of $0.7 million and $1.9 million, respectively. The increase in interest expense during the three months ended September 30, 2025 as compared to the same period in 2024, is primarily due to lower capitalized interest and fees.

Please see “Note 7– Debt, Net” in our consolidated financial statements in this Form 10-Q for additional information regarding our debt obligations.

Depreciation and Amortization

During the three months ended September 30, 2025 as compared to the same periods in 2024, depreciation and amortization increased by $0.4 million. This increase is primarily attributable to the impact of placing additional fixed assets in service at Aster & Links subsequent to September 30, 2024.

Interest Income

During the three months ended September 30, 2025 and 2024, interest income totaled $0.3 million and $0.1 million, respectively, and was comprised of interest earned from cash balances held in interest bearing bank accounts. The increase in interest income during the three months ended September 30, 2025 as compared to the same period in 2024, is primarily attributable to higher cash balances in interest bearing accounts.

Other expense

Other expense for the three months ended September 30, 2025 and 2024 was primarily comprised of losses in connection with our interest rate caps. Please see “Note 7– Debt, Net” and “Note 9 – Derivative Instruments” in our consolidated financial statements in this Form 10-Q for additional information regarding our interest rate caps.

Loss on extinguishment of debt

During the three months ended September 30, 2025, in connection with the Aster & Links Refinance Transaction, we recorded a loss on extinguishment of debt of $3.0 million, which includes a non-cash write off of unamortized deferred financing costs of $2.6 million. See “—Our Investments—1991 Main Street – Sarasota Florida (“Aster & Links”)—Aster & Links Mortgage and Mezzanine Loans” above and “Note 7– Debt, Net” for a more detailed discussion of the Aster & Links Refinance Transactions.

Comparison of the Nine Months Ended September 30, 2025 to the Nine Months Ended September 30, 2024

The following table sets forth information regarding our results of Segment NOI, reconciled to our consolidated statement of operations, for the nine months ended September 30, 2025 and 2024 (amounts in thousands):

	Nine Months Ended September 30,
	2025			2024
	Commercial Segment	Mixed-use Segment	Total	Commercial Segment	Mixed-use Segment	Total
Segment NOI:
Rental revenue	$718	$5,405	$6,123	$844	$737	$1,581
Property expenses	(1,549)	(6,440)	(7,989)	(849)	(1,889)	(2,738)
Total Segment NOI	$(831)	$(1,035)	$(1,866)	$(5)	$(1,152)	$(1,157)
Non-segment items:
Management fees, included in Property expenses			(2,482)			(2,037)
General and administrative			(4,100)			(3,667)
Interest expense			(12,072)			(5,757)
Depreciation and amortization			(5,660)			(2,389)
Impairment of real estate			—			(777)
Interest income			782			386
Other expense			(34)			(224)
Loss on extinguishment of debt			(2,960)			—
Net loss			(28,392)			(15,622)
Net loss (income) attributable to noncontrolling interests			15			(8)
Net loss attributable to Belpointe PREP, LLC			$(28,377)			$(15,630)

Segment NOI

Commercial Segment

During the nine months ended September 30, 2025 as compared to the same period in 2024, Commercial Segment NOI decreased by $0.8 million, primarily due to higher real estate taxes and lower base rents resulting from tenant vacancies.

Mixed-use Segment

During the nine months ended September 30, 2025 as compared to the same period in 2024, Mixed-use Segment NOI increased by $0.1 million. The increase in both rental revenues and property expenses relates to the continued stabilization of Aster & Links, which was in its initial lease-up phase during the prior year period. As a result, Mixed-use Segment NOI is not directly comparable from year to year.

Non-Segment NOI

Management Fees

Pursuant to our Management Agreement, we pay our Manager a quarterly management fee in arrears of one-fourth of 0.75%. The management fee is based on our NAV at the end of each quarter. During the nine months ended September 30, 2025 as compared to the same period in 2024, management fees increased by $0.4 million due to an increase in our NAV.

General and Administrative Expense

During the nine months ended September 30, 2025 and 2024, general and administrative expenses primarily consisted of employee cost sharing expenses (pursuant to our Management Agreement and Employee and Cost Sharing Agreement), marketing expenses, legal, audit, tax and accounting fees. During the nine months ended September 30, 2025, as compared to the same period in 2024, general and administrative expenses increased by $0.4 million primarily due to higher legal expenses as well as higher allocation of costs incurred by our Manager and its affiliates.

Interest Expense

During the nine months ended September 30, 2025 and 2024, interest expense totaled $12.1 million and $5.8 million, respectively, consisting of gross interest expense of $15.1 million and $8.8 million, respectively, and the impact of non-cash amortization of debt discount and debt issuance costs of $2.0 million and $1.5 million, respectively, partially offset by capitalized interest and fees of $5.0 million and $4.5 million, respectively. The increase in interest expense during the nine months ended September 30, 2025 as compared to the same period in 2024, is primarily due to a higher weighted average outstanding debt balance in the current year period as compared to the prior year period, as well as no longer capitalizing interest on properties that were under development during the prior year period.

Please see “Note 7– Debt, Net” in our consolidated financial statements in this Form 10-Q for additional information regarding our debt obligations.

Depreciation and Amortization

During the nine months ended September 30, 2025 as compared to the same periods in 2024, depreciation and amortization increased by $3.3 million. This increase is primarily attributable to the impact of placing fixed assets in service at Aster & Links, which the current period reflects the full period of depreciation and amortization as compared to only a partial period in the prior year.

Impairment of Real Estate

During the nine months ended September 30, 2024, we recorded impairment charges of $0.8 million. The impairment charges recorded were in relation to one of our real estate assets located in Nashville, Tennessee, based on our conclusion that the estimated fair market value of the real estate asset was lower than the carrying value, and as a result, we reduced the carrying value to the estimated fair market value.

Interest Income

During the nine months ended September 30, 2025 and 2024, interest income totaled $0.8 million and $0.4 million, respectively, and was comprised of interest earned from cash balances held in interest bearing bank accounts. The increase in interest income during the nine months ended September 30, 2025 as compared to the same period in 2024, is primarily attributable to higher cash balances in interest bearing accounts.

Other expense

Other expense for the nine months ended September 30, 2025 and 2024 was primarily comprised of losses in connection with our interest rate caps. Please see “Note 7– Debt, Net” and “Note 9 – Derivative Instruments” in our consolidated financial statements in this Form 10-Q for additional information regarding our interest rate caps.

Loss on extinguishment of debt

During the nine months ended September 30, 2025, in connection with the Aster & Links Refinance Transactions, we recorded a loss on extinguishment of debt of $3.0 million, which includes a non-cash write off of unamortized deferred financing costs of $2.6 million. See “—Our Investments—1991 Main Street – Sarasota Florida (“Aster & Links”)—Aster & Links Mortgage and Mezzanine Loans” above and “Note 7– Debt, Net” for a more detailed discussion of the Aster & Links Refinance Transactions.

Liquidity and Capital Resources

Overview

Our primary needs for liquidity and capital resources are to fund our investments, including construction and development costs, pay our Follow-on Offering and operating fees and expenses, pay any distributions that we may make to the holders of our units and pay interest on our outstanding indebtedness.

Our Follow-on Offering and operating fees and expenses include, among other things, legal, audit and valuation fees and expenses, federal and state filing fees, SEC, FINRA and NYSE filing fees, printing expenses, administrative fees, transfer agent fees, marketing and distribution fees, the management fee that we pay to our Manager, and fees and expenses related to acquiring, financing, appraising, and managing our commercial and mixed-use properties. We are externally managed and do not have office or personnel expenses as we do not have any employees.

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

Capital Resources

Where our Manager and its affiliates, including our Sponsor, have funded, and in the future if they continue to fund, our capital requirements by advancing us offering and operating fees and expenses, we reimburse our Manager and its affiliates, including our Sponsor, pursuant to the terms of our Management Agreement and Employee and Cost Sharing Agreement. Fees payable and expenses reimbursable to our Manager and its affiliates, including our Sponsor, may be paid, at the election of the recipient, in cash, by issuance of our Class A Units at the then-current NAV, or through some combination of the foregoing. There were no Public Offering costs incurred by our Manager and its affiliates during the nine months ended September 30, 2025 and 2024. During the three months ended September 30, 2025 and 2024, our Manager and its affiliates, including our Sponsor, incurred operating expenses of $0.5 million and $0.5 million, respectively, on our behalf. During the nine months ended September 30, 2025 and 2024, our Manager and its affiliates, including our Sponsor, incurred operating expenses of $1.3 million and $1.7 million, respectively, on our behalf. Our Manager and its affiliates, including our Sponsor, have deferred the collection of management fees and the reimbursement of operating fees and expenses, without interest, and may continue to do so in the future, to support our operations and ensure that we maintain sufficient liquidity under the terms of our guaranty agreements. All or any part of deferred fees and expenses may be taken in any period as determined by the Manager.

Aster & Links

In September 2025, we completed approximately $204.1 million in post-construction Aster & Links Refinance Transactions, the proceeds of which were used to retire existing construction debt and will provide additional liquidity to support lease-up and stabilization. In connection with the Aster & Links Refinance Transactions we also entered into a series of guaranty agreements whereby we have guaranteed payment and performance of certain of the Aster & Links Borrowers’ obligations under the Aster & Links Loan Agreements. The guaranty agreements require, among other things, that we maintain certain net worth and liquid asset standards during the term of the Aster & Links Loans. As of September 30, 2025, we were in compliance with all of the net worth and liquid asset standards. See “—Our Investments—1991 Main Street – Sarasota Florida (“Aster & Links”)—Aster & Links Mortgage and Mezzanine Loans” above and “Note 7– Debt, Net” for a more detailed discussion of the Aster & Links Refinance Transactions.

As of September 30, 2025, we had an unfunded capital commitment totaling $3.7 million under the 1991 Main CMA as well as other construction related commitments for the development of Aster & Links. See “—Our Investments—1991 Main Street – Sarasota Florida (“Aster & Links”)—Aster & Links Construction Management Agreement” above for additional details regarding the 1991 Main CMA.

As of the date of this Form 10-Q, we currently anticipate that the remaining funding for construction and soft costs associated with the development of Aster & Links will be a minimum of $13.0 million (inclusive of the aforementioned unfunded capital commitment). For additional details regarding Aster & Links, see “—Our Investments—1991 Main Street – Sarasota Florida (“Aster & Links”).”

VIV

As of September 30, 2025, we have drawn down $73.9 million on the 1000 First Construction Loan and had an unfunded capital commitment of $14.0 million under the 1000 First CMA. See “—Our Investments—1000 First Avenue North and 900 First Avenue North – St. Petersburg, Florida (“VIV”)” above for a more detailed discussion of the 1000 First Construction Loan and 1000 First CMA.

As of the date of this Form 10-Q, we currently anticipate the remaining funding for construction and soft costs associated with the development of VIV will be a minimum of approximately $26.2 million (inclusive of the aforementioned unfunded capital commitment). For additional details regarding Viv, see “—Our Investments—1000 First Avenue North and 900 First Avenue North – St. Petersburg, Florida (“VIV”).”

900 8th Avenue South

As of September 30, 2025, we have drawn down $10.0 million on the 900 8th Land Loan and exercised the first of two available six-month extension options on the 900 8th Land Loan, extending the maturity to January 2026. One additional six-month extension option remains available, subject to certain conditions. For additional details regarding 900 8th Avenue South and 900 8th Land Loan, see “—Our Investments—900 8th Avenue South – Nashville, Tennessee.”

Short and Long-Term Capital Resources

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

Our targeted aggregate property-level leverage, excluding any debt at the Company level or on assets under development or redevelopment, after we have acquired a substantial portfolio of stabilized commercial and mixed-use real estate, is between 50-70% of the greater of the cost (before deducting depreciation or other non-cash reserves) or fair market value of our assets. During the period when we are acquiring, developing and redeveloping our investments, we may employ greater leverage on individual assets. An example of property-level leverage is a mortgage loan secured by an individual property or portfolio of properties incurred or assumed in connection with our acquisition of such property or portfolio of properties. An example of debt at the Company level is a line of credit obtained by us or our Operating Companies.

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

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash during the nine months ended September 30, 2025 and 2024 (amounts in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(14,996)	$(8,710)
Net cash used in investing activities	(56,052)	(110,785)
Net cash provided by financing activities	78,004	123,425
Net increase in cash and cash equivalents and restricted cash	$6,956	$3,930

As of September 30, 2025 and 2024, cash and cash equivalents and restricted cash totaled approximately $35.8 million and $27.5 million, respectively.

Net cash flows used in operating activities during the nine months ended September 30, 2025 primarily relates to interest expense incurred on our indebtedness, the payment of employee cost sharing expenses as well as payments for property management, legal, and accounting fees. Net cash flows used in operating activities during the nine months ended September 30, 2024 primarily relates to interest expense incurred on our indebtedness, the payment of employee cost sharing expenses as well as payments for property management, legal, and accounting fees.

Net cash flows used in investing activities during the nine months ended September 30, 2025 and 2024 primarily relates to funding costs for our development properties. For additional details regarding our development properties, see “—Our Investments.”

Net cash flows provided by financing activities for the nine months ended September 30, 2025 primarily relates to the net proceeds from debt financing activities, including additional draws on the 1000 First Construction Loan and net cash proceeds generated from the Aster & Links Refinancing Transactions further described in “—Our Investments —1000 First Avenue North and 900 First Avenue North – St. Petersburg, Florida (“VIV”)” and “—Our Investments—1991 Main Street – Sarasota Florida (“Aster & Links”)—Aster & Links Mortgage and Mezzanine Loans.” Net cash flows provided by financing activities for the nine months ended September 30, 2024 primarily relates to proceeds from financings, including the variable-rate construction loan with Bank OZK and mezzanine loan with Southern Realty Trust Holdings, LLC that were subsequently retired by the Aster & Links Refinancing Transactions, the 1000 First Construction Loan, and the 900 8th Land Loan. For additional details regarding our outstanding indebtedness, see “—Liquidity and Capital Resources.”

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

Our significant accounting policies are described in “Note 2—Summary of Significant Accounting Policies,” in our consolidated financial statements in this Form 10-Q. There have been no changes to our significant accounting policies and estimates during the nine months ended September 30, 2025 as compared to those disclosed in “Note 2—Summary of Significant Accounting Policies” included in our Annual Report for the year ended December 31, 2024, a copy of which may be accessed here.

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

As of September 30, 2025, we have assessed the litigation described below and concluded that is it neither material nor is any resolution likely to have a material adverse effect on our business, financial condition or results of operation. In addition, as of September 30, 2025, neither we nor any of our subsidiaries were subject to any legal proceedings nor were we aware of any legal proceedings threatened against us or any of our subsidiaries that could be deemed material.

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

On September 15, 2025, CMC filed an amended counterclaim and cross complaint against Chen and Galinn alleging, among other things, fraud, wrongful conduct, theft, conversion, forgery, slander and violations of the Connecticut Unfair Trade Practices Act, and seeking certain declaratory relief as well as damages, attorneys’ fees, and costs and expenses related thereto.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Securities

During the nine months ended September 30, 2025, we did not sell any equity securities that were not registered under the Securities Act.

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

The purchase price for Class A units in our Follow-on Offering is the lesser of (i) the current net asset value (the “NAV”) of our Class A units, and (ii) the average of the high and low sale prices of our Class A units on the NYSE American (the “NYSE”) during regular trading hours on the last trading day immediately preceding the investment date on which the NYSE was open for trading and trading in our Class A units occurred. Our Manager calculates our NAV within approximately 60 days of the last day of each quarter, and any adjustments take effect as of the first business day following its public announcement. On August 29, 2025, we announced that our NAV as of June 30, 2025 was equal to $116.74 per Class A unit.

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

From the period of October 7, 2021, the date of the first closing held in connection with our Primary Offering, through December 31, 2024, we issued 2,414,063 Class A units in our Public Offerings, raising net offering proceeds of $236.6 million. During the nine months ended September 30, 2025, we sold 127,004 Class A units, for an aggregate gross proceeds of $8,403,711, in connection with our Public Offerings. Together with the gross proceeds raised in prior offerings by our predecessor in interest, Belpointe REIT, Inc., as of September 30, 2025, we have raised aggregate gross offering cash proceeds of $365.7 million.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On November 12, 2025, our Board, after careful analysis and consideration, authorized the renewal of the Management Agreement between us, our Operating Companies and our Manager for an additional three year term.

In addition, on November 12, 2025, after careful analysis and consideration, our Board also authorized our entry into an Amended and Restated Services and Cost Sharing Agreement and Indemnification Agreement with our Operating Companies, Manager and certain of their respective subsidiaries, affiliates and associates, form of which agreements are filed as Exhibits 10.1 and 10.2, respectively, to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
3.1	Certificate of Formation.	S-11	333-225242	3.1	April 22, 2021
3.2	Amended and Restated Limited Liability Company Operating Agreement.	S-11	333-225242	3.2	April 22, 2021
4.1	Subscription Agreement (included in Appendix B).	S-11	333-271262	4.1	April 14, 2023
10.1*	Form of Amended and Restated Services and Cost Sharing Agreement.
10.2*	Form of Indemnification Agreement.
10.3* †	Agreement for Purchase and Sale, dated as of September 15, 2025, by and between 900 Eighth, LP and WP South Acquisitions, L.L.C.
10.4* †	Loan Agreement, dated as of September 29, 2025, by and between BPOZ 1991 Main, LLC and SM Finance III LLC.
10.5*†	Mezzanine Loan Agreement, dated as September 29, 2025, by and between BP Mezz 1991 Main, LLC and SM Finance III LLC.
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

†	Certain confidential portions of this Exhibit have been omitted by means of marking such portions with brackets (“[***]”) because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELPOINTE PREP, LLC

Date: November 14, 2025	By:	/s/ Brandon E. Lacoff
Brandon E. Lacoff
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: November 14, 2025	By:	/s/ Martin Lacoff
Martin Lacoff
Chief Strategic Officer, Principal Financial Officer and Director
(Principal Financial Officer)

