Form 10-K
period 2025-12-31
Belpointe PREP, LLC
filed 2026-03-20
CIK 1807046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2025
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from____________ to ____________

Commission file number 001-40911

Belpointe PREP, LLC

(Exact name of registrant as specified in its charter)

Delaware	84-4412083
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

255 Glenville Road

Greenwich, Connecticut 06831

(Address of principal executive offices) (Zip Code)

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

The aggregate market value of Class A units held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $210,850,551, based on the closing sale price reported for such date on the NYSE American. Class A units held by each executive officer, director and holder of more than 5% of the registrant’s Class A units have been excluded based on the assumption that such persons may be deemed to be affiliates. These assumptions should not be deemed to constitute an admission that such persons are affiliates, or that there are not other persons who may be deemed to be affiliates, of the registrant. The registrant’s Class B units and Class M unit are not listed on a national securities exchange or traded in an over-the-counter market.

As of March 13, 2026, the registrant had 3,896,184 Class A units, 100,000 Class B units and one Class M unit outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Forward-Looking Statements

This Annual Report on Form 10-K (this “Form 10-K”) contains express or implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are intended to qualify for the “safe harbor” from liability established by those sections. Forward-looking statements reflect the current views of Belpointe PREP, LLC, a Delaware limited liability company (together with its subsidiaries, the “Company,” “we,” “us,” or “our”) based on information currently available to us with respect to, among other things, our future results of operations and financial performance. In some cases, you can identify forward-looking statements by words such as “anticipate,” “approximately,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” and “would” or the negative version of these words or other comparable words or statements that do not relate strictly to historical or factual matters. By their nature, forward-looking statements speak only as of the date they are made, are not statements of historical fact or guarantees of future performance and are subject to risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify, in particular due to changes with respect to borrowing costs as a result of interest rates and other factors, our ability to raise capital and access debt financing to continue to execute on our investment strategy, higher rates of inflation and potentially higher costs associated with the development of our projects, the impact on regional labor markets as a result of changes in immigration policies, changes in the availability and price of insurance coverage, construction delays, delays in the lease-up and stabilization of our properties, fluctuations in occupancy rates, tenant non-renewals and tenant defaults as a result of market conditions, including layoffs, fluctuations in market rents as a result of competition, severe weather events and other natural phenomena, international, national, regional and local economic factors and other market conditions beyond our control, including impacts and uncertainties from political unrest, changes to trade policies, trade disputes and tariffs, recent military actions in Iran and the Middle East, changes in federal income tax laws resulting from the recent enactment of the One Big Beautiful Bill Act of 2025, and the forthcoming related administrative guidance and regulations, as well as other recent and prospective legislation and regulation, including landlord-tenant laws in the markets in which we operate, and the projected impact of such factors on our business, financial performance and operating results. Any forward-looking statement expressing expectations, beliefs or projections are expressed in good faith, and believed to be reasonable at the time such forward-looking statements are made. However, there can be no assurance that management’s expectations, beliefs and projections will result or be achieved, and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-K, including, among others, the risks set forth in Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as from time to time in our other filings with the U.S. Securities and Exchange Commission (“SEC”). A summary of principal risk factors that make investing in our securities risky and that may cause actual results to differ materially are set forth below:

●	the impact of macroeconomic trends, such as international trade relations, the rate of unemployment, energy prices, tariffs, immigration, interest rates, the rate of inflation, the availability of credit, recent military actions in Iran and the Middle East, changes in federal income tax laws resulting from the recent enactment of the One Big Beautiful Bill Act of 2025 (the “OBBBA” or “OZ 2.0”), and the general U.S. regulatory environment;

●	adverse developments in the availability of desirable investment opportunities whether due to competition, regulation or otherwise;

●	general political, economic and competitive conditions in the United States;

●	the level and volatility of prevailing interest rates and credit spreads;

●	the net asset value (“NAV”) per Class A unit that we publish may not necessarily reflect changes in our NAV that are not immediately quantifiable;

●	general volatility of the capital markets and the market price of our Class A units;

●	adverse changes in the real estate and real estate capital markets;

●	the impact of tighter credit underwriting standards for banks and financial institutions that provide construction financing;

●	difficulties or delays in completing projects on budget and on schedule;

●	difficulties or delays in raising sufficient proceeds in our ongoing public offering to fund our projects;

●	geographic concentration of our investments;

●	changes in the rules and regulations relating to the Tax Cuts and Jobs Act of 2017 (the “JOBS Act” or “OZ 1.0”), including the qualified opportunity zone regulations and Section 199A of the Internal Revenue Code of 1986, as amended (the “Code”) and the regulations adopted thereunder;

●	our ability to comply with the rules and regulations relating to investing in qualified opportunity zones;

●	limited ability to dispose of assets because of the relative illiquidity of real estate investments;

●	intense competition in the real estate market that may limit our ability to attract or retain tenants or re-lease space;

●	defaults on or non-renewal of leases by tenants;

●	increased operating costs;

●	our failure to obtain necessary outside financing;

●	decreased rental rates or increased vacancy rates;

●	difficulties in identifying properties to acquire and in consummating real estate acquisitions, developments, joint ventures and dispositions;

●	our failure to successfully operate acquired properties and operations;

●	exposure to liability relating to environmental and health and safety matters;

●	changes in real estate and zoning laws and increases in real property tax rates;

●	any market deterioration that causes the value of our real estate investments to decline;

●	our failure to maintain our status as a publicly traded partnership and qualified opportunity fund;

●	failure of acquisitions to yield anticipated results;

●	risks associated with derivatives or hedging activity;

●	our level of debt and the terms and limitations imposed on us by our debt agreements;

●	the need to invest additional equity in connection with debt refinancings as a result of reduced asset values;

●	our ability to retain our executive officers and other key personnel of Belpointe, LLC (our “Sponsor”), Belpointe PREP Manager, LLC (our “Manager”) and their affiliates;

●	expected rates of return provided to investors;

●	the ability of our Sponsor, Manager and their affiliates to source, originate and service our investments, and the quality and performance of those investments;

●	legislative or regulatory changes impacting our business or our investments;

●	changes in business conditions and the market value of our investments, including changes in interest rates, prepayment risk, operator or borrower defaults or bankruptcy, and generally the increased risk of loss if our investments fail to perform as expected;

●	our ability to implement effective conflicts of interest policies and procedures among the various real estate investment programs sponsored by our Sponsor;

●	our compliance with applicable local, state and federal laws, including the Investment Advisers Act of 1940, as amended, the Investment Company Act of 1940, as amended, and other laws;

●	difficulty in successfully managing our growth, including integrating new assets into our existing systems; and

●	changes to accounting principles generally accepted in the United States of America, or policy changes from standard-setting bodies such as the Financial Accounting Standards Board, the SEC, the Internal Revenue Service, the NYSE American and other authorities that we are subject to.

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

In connection with the Follow-on Registration Statement, we entered into a non-exclusive dealer manager agreement with Emerson Equity LLC (the “Dealer Manager”), a registered broker-dealer, for the sale of our Class A units through the Dealer Manager. The Dealer Manager has and will continue to enter into participating dealer agreements and wholesale agreements with other broker-dealers, referred to as “selling group members,” to authorize those broker-dealers to solicit offers to purchase our Class A units. We pay our Dealer Manager commissions of up to 0.25%, and the selling group members commissions ranging from 0.25% to 4.50%, of the principal amount of Class A unit sold in the Follow-on Offering.

For the year ended December 31, 2025, we issued 172,523 Class A units in connection with our Follow-on Offering. Together with the gross proceeds raised in our primary offering, which expired in 2024 (our “Primary Offering” and together with our Follow-on Offering, our “Public Offerings”), and the gross proceeds raised in Belpointe REIT’s prior offerings, as of December 31, 2025, we have raised aggregate gross offering cash proceeds of $368.6 million.

The purchase price for Class A units in our Follow-on Offering is the lesser of (i) the current net asset value (the “NAV”) of our Class A units, and (ii) the average of the high and low sale prices of our Class A units on the NYSE American (the “NYSE”) during regular trading hours on the last trading day immediately preceding the investment date on which the NYSE was open for trading and trading in our Class A units occurred. Our Manager calculates our NAV within approximately 60 days of the last day of each quarter, and any adjustments take effect as of the first business day following its public announcement. On March 4, 2026, we announced that our NAV as of December 31, 2025 was equal to $116.17 per Class A unit.

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

Our Sponsor

Our Sponsor, Belpointe, LLC, a leading investment firm based in Greenwich, Connecticut, operates a family office making private investments and oversees its businesses, such as wealth management, legal and real estate services, Our Sponsor’s senior executives have substantial experience in the acquisition, development and ownership of real estate and, as of December 31, 2025, its affiliates have facilitated or originated real estate assets with acquisition and construction costs of approximately $500 million. Our Sponsor’s financial management division also currently manages over $6 billion in public securities.

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

Our Reporting Segments

As of December 31, 2025, we have organized our operations into two reporting segments, commercial and mixed-use, based on the way we organize and evaluate our business internally.

Qualified Opportunity Zone Program

The opportunity zone program is a community development program established by the Tax Cuts and Jobs Act of 2017 (the “JOBS Act” or “OZ 1.0”), and later expanded, and certain provisions originally set to expire permanently extended, by the One Big Beautiful Bill Act of 2025 (the “OBBBA” or “OZ 2.0”), to encourage new long-term investment in low-income urban and rural communities nationwide. The opportunity zone program provides tax incentives for investors to re-invest their unrealized capital gains into qualified opportunity funds dedicated to investing in qualified opportunity zones.

“Qualified opportunity zones” are census tracts identified and nominated by the chief executives of every state and territory of the United States (e.g., state governors) and designated by the Secretary of the Treasury.

There were more than 8,700 qualified opportunity zones designated throughout the United States and its territories under OZ 1.0, and the OBBBA calls for the nomination and designation of new opportunity zones under OZ 2.0 beginning July 1, 2026, and again every ten-year period thereafter. The opportunity zones designated under OZ 1.0 will remain in effect until December 31, 2026, and on January 1, 2027, and every ten-year period thereafter, the newly designated opportunity zones under OZ 2.0. will take effect.

A qualified opportunity fund (“Qualified Opportunity Fund”) is generally defined as an investment vehicle that is taxed as a corporation or partnership for U.S. federal income tax purposes and organized to invest in, and at least 90% of its assets consist of, qualified opportunity zone property (the “90% Asset Test”). A Qualified Opportunity Fund must determine whether it meets the 90% Asset Test on each of (i) the last day of the first six-month period of its taxable year, and (ii) the last day of its taxable year (each a “Test Date”).

We initially qualified as a Qualified Opportunity Fund beginning with our taxable year ended December 31, 2020, and we currently intend to manage our affairs so that we continue to meet the requirements for classification as a Qualified Opportunity Fund pursuant to Section 1400Z-2 of the Code and the related regulations issued by the U.S. Department of the Treasury (the “Treasury”) and U.S. Internal Revenue Service (the “IRS”) on December 19, 2019, together with the correcting amendments issued on April 6, 2020, additional relief issued on January 13, 2021 and further correcting amendments issued on August 5, 2021 (collectively the “Opportunity Zone Regulations”).

The OBBBA created a new category of qualified opportunity fund called the qualified rural opportunity fund (“Qualified Rural Opportunity Fund” and, together with Qualified Opportunity Funds, “QOFs”) which is an investment vehicle that is taxed as a corporation or partnership for U.S. federal income tax purposes and organized to invest in, and at least 90% of its assets consist of, qualified opportunity zone property located in rural areas. A “rural area” is a city or town (and certain contiguous and adjacent areas) that has a population of 50,000 inhabitants or less.

On September 30, 2025, the Treasury and IRS issued guidance which identified more than 3,300 rural areas within the qualified opportunity zones already designated under OZ 1.0, however, transitional and new regulations for OZ 2.0 have yet to be issued

The Opportunity Zone Regulations allow a QOF to apply the 90% Asset Test without taking into account any investments received in the 6-month period preceding the Test Date, provided those investments are (i) received (a) solely in exchange for stock by a QOF that is a corporation, or (b) as a contribution by a QOF that is a partnership, and (ii) held continuously from the fifth business day after the exchange or contribution, as applicable, through the Test Date in cash, cash equivalents or debt instruments with a term of 18 months or less.

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

An eligible investor may defer recognition of capital gains (short-term or long-term) resulting from the sale or exchange of capital assets (or business assets the gain on the sale of which is treated as a capital gain) with an unrelated person by reinvesting those gains into a QOF within a period of 180 days generally beginning on the date of the sale or exchange (the “Deferred Capital Gains”). The 180-day period generally begins on the day on which the gains would be recognized for U.S. federal income tax purposes had they not been reinvested into a QOF. Under OZ 1.0 Deferred Capital Gains are recognized on the earlier of (i) December 31, 2026, or (ii) the date on which an inclusion event occurs. Under OZ 2.0 Deferred Capital Gains are recognized on the earlier of the date (i) which is five years after their reinvestment into a QOF, or (ii) on which an inclusion event occurs.

All individuals and entities that recognize capital gains for U.S. federal income tax purposes are eligible to elect to defer their capital gains by investing in a QOF within the applicable 180-day period. This includes natural persons as well as entities such as corporations, regulated investment companies, real estate investment trusts (“REITs”), partnerships and other pass-through entities (including, certain common trust funds, qualified settlement funds, and disputed ownership funds). Eligible investors must make deferral elections on Form 8949, Sales and Other Dispositions of Capital Assets, which will need to be attached to their U.S. federal income tax returns for the taxable year in which the capital gain would have been recognized had it not been deferred. In addition, Form 8997, Initial and Annual Statement of Qualified Opportunity Fund (QOF) Investments (“Form 8997”), requires eligible investors holding a QOF investment at any point during the tax year to report: (i) QOF investment holdings at the beginning and end of the tax year; (ii) current tax year capital gains deferred by investing in a QOF; and (iii) QOF investments disposed of during the tax year. Eligible investors who have not properly followed the instructions for Form 8997 may receive a Letter 6502, Reporting Qualified Opportunity Fund (QOF) Investments (“Letter 6502”), or a Letter 6503, Annual Reporting of Qualified Opportunity Fund (QOF) Investments (“Letter 6503”), from the U.S. Internal Revenue Service (“IRS”) if the IRS is missing information, the investor entered invalid information, or the requirements to maintain a qualifying investment have not been followed. Eligible investors who receive a Letter 6502 or a Letter 6503 may need to file an amended return or an administrative adjustment request with a properly completed Form 8997.

Under OZ 1.0 an eligible investor may elect to increase the tax basis with respect to its QOF investment interest to the fair market value of the investment interest on the date on which it is sold or exchanged, and similarly may elect to exclude from income gains from sales of non-inventory assets by the QOF, if the investor holds the QOF investment interest for a period of ten years or more prior to the date of sale or exchange, up to December 31, 2047. Provided these requirements are met, for U.S. federal income tax purposes an eligible investor will not be required to pay federal income tax on a sale of its QOF investment interest. This benefit will not be available with respect to sales or exchanges after December 31, 2047.

Our Investments

As of the date of this Form 10-K, our investment portfolio consisted of the following commercial and mixed-use properties:

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

Aster & Links features an extensive suite of resident amenities, including a clubroom, fitness center, center courtyards with heated saltwater pools and rooftop amenities such as a community room, a private dining area for events, and outdoor grills and seating. Each building contains its own leasing office to support new residents. As of March 8, 2026, Aster & Links was greater than 67% leased.

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

Aster & Links Mortgage and Mezzanine Loans

On September 29, 2025, we, through our indirect majority-owned subsidiaries, BPOZ 1991 Main, LLC (“BPOZ 1991 Main”), and BP Mezz 1991 Main, LLC, the holding company for BPOZ 1991 Main (“BP Mezz 1991 Main” and, together with BPOZ 1991 Main, the “Aster & Links Borrowers”), entered into a variable-rate mortgage loan agreement (the “Aster & Links Mortgage Loan Agreement”) and variable-rate mezzanine loan agreement (the “Aster & Links Mezzanine Loan Agreement” and, together with the Aster & Links Mortgage Loan Agreement, and all other agreements and instruments executed by the Aster & Links Borrowers or the Company in connection therewith, the “Aster & Links Loan Agreements”) with SM Finance III LLC (the “SMF”), for up to approximately $204.1 million in aggregate principal amount (the “Aster & Links Loans” or “Aster & Links Refinance Transactions”), of which a total of approximately $172.8 million was advanced at the closing (the “Initial Advance”). The Aster & Links Loans bear interest at a fluctuating rate based on: (i) one-month term Secured Overnight Financing Rate (“SOFR”), subject to a 3.25% floor, plus (ii) a blended rate of 2.55%, require interest-only monthly payments during their term, and initially mature on October 11, 2027, with two one-year extensions exercisable at the Aster & Links Borrowers’ election, but subject to SMF’s approval based on certain terms and conditions set forth in the Aster & Links Loan Agreements.

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

As of December 31, 2025, we have drawn down approximately $173.9 million under the Aster & Links Loans.

Aster & Links Construction Management Agreement

During the year ended December 31, 2022, our indirect wholly-owned subsidiary entered into a construction management agreement for the development of Aster & Links (the “1991 Main CMA”). The 1991 Main CMA contains terms and conditions that are customary for a project of this type and is subject to a guaranteed maximum price (a “GMP”). The funding for construction associated with the development will be a minimum of $180.2 million, inclusive of the GMP, and are building to an estimated unlevered yield of greater than 6%.

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

1000 First Avenue North and 900 First Avenue North – St. Petersburg, Florida (“VIV”) – 1000 First Avenue North, St. Petersburg, Florida (“1000 First” or “VIV”) consists of several parcels, totaling approximately 1.6-acres, which we acquired for an aggregate purchase price of $12.1 million, inclusive of transaction costs. As of December 31, 2025, construction was approximately 99.2% complete. Leasing commenced in October 2025, and the first residential move-ins occurred in November 2025. As of March 8, 2026, VIV was greater than 37% leased.

VIV consists of two 11-story residential towers above a four-story parking structure containing 269 apartment homes with a mix of studio, one-, two-, and three-bedroom units, and approximately 15,500 square feet of ground-floor retail space. Amenities include a clubroom, fitness center, courtyard with a swimming pool, shared working space, and leasing office.

VIV is located in downtown St. Petersburg, one mile west of Tampa Bay and the downtown waterfront district, and one block from Tropicana Field, home of the Tampa Bay Rays. The property offers direct access to downtown amenities, including public parking, restaurants, museums, and cultural attractions.

St. Petersburg placed 46th on Niche’s 2025 Best Cities to Live in America list, earning an Overall Niche Grade of “A.” St. Petersburg is the 5th largest city in Florida and the 89th largest city in the United States and an annual population growth rate of approximately 0.73% as of March 2026. Downtown St. Petersburg is one of the fastest growing neighborhoods in the Tampa-St. Petersburg-Clearwater metropolitan statistical area (“MSA”) and has experienced increased demand in recent years because of proximity to the water, sporting events, shopping, bars and restaurants in the neighborhood. The Tampa-St. Petersburg-Clearwater MSA is home to more than 19 corporate headquarters, seven of which are on the 2025 edition of the Inc. 1000 (listing the fastest-growing private companies in America). The St. Petersburg area also includes a branch of St. Petersburg College and the University of South Florida St. Petersburg and is home to two professional sports teams, the Tampa Bay Rays (Major League Baseball) and the Tampa Bay Rowdies (United Soccer League Championship).

900 First Avenue North (“900 First”) is a parcel of land containing a two-tenant retail building which we acquired for an aggregate purchase price of $2.5 million, inclusive of transaction costs. 900 First will remain a two-tenant retail building, and we have transferred the additional development rights to VIV.

VIV Construction Management Agreement

In April 2023, our indirect majority-owned subsidiary entered into a construction management agreement in connection with the development of VIV (the “1000 First CMA”). The 1000 First CMA contains terms and conditions that are customary for a project of this type and will be subject to a GMP of $141.5 million.

VIV Construction Loan

On June 28, 2024, our indirect majority-owned subsidiary entered into a variable-rate construction loan agreement (the “1000 First Construction Loan Agreement”) for up to $104.0 million in principal amount (the “1000 First Construction Loan”) with various lenders, which is secured by VIV. Advances under the 1000 First Construction Loan bear interest at a per annum rate equal to the one-month term SOFR plus 3.80%, subject to a minimum all-in per annum rate of 7.55% and may be used to fund the development of VIV. The 1000 First Construction Loan has an initial maturity date of June 28, 2027 and contains two one-year extension options, subject to certain restrictions. As of December 31, 2025, we have drawn down $81.3 million on the 1000 First Construction Loan. In addition, we have entered into a series of guaranty agreements which require, among other things, that we maintain certain net worth and liquid asset standards during the term of the 1000 First Construction Loan. The 1000 First Construction Loan is prepayable in whole or in part at any time with not less than 45 days’ notice. Full prepayment is subject to an interest rate make-whole amount, if any, calculated as of the prepayment date.

VIV Interest Rate Cap

As required under the terms of the 1000 First Construction Loan Agreement, on June 26, 2025, our indirect majority-owned subsidiary entered into an interest rate cap agreement, effective July 1, 2025 with a notional amount of $104.0 million, a strike price of 6.25%, and which is scheduled to mature on July 1, 2026.

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

On March 9, 2026, in accordance with the terms set forth in CMC’s Amended and Restated Limited Liability Company Agreement, we, through CMC, entered into a letter agreement (the “CMC Letter Agreement”) to redeem the remaining non-controlling equity interest held by the sole CMC JV Partner, for an aggregate amount of $1.6 million representing the entities original investment together with all accrued and unpaid preferred returns thereon through the date of the CMC Letter Agreement.

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

497-501 Middle and Cedar Swamp Road are located less than a mile from the main college campus at the University of Connecticut (“UConn”) in Storrs, Connecticut (“Storrs”), approximately 30 minutes from Hartford, Connecticut, and 90 minutes from Boston, Massachusetts. UConn ranked 32nd among “Top Public Schools” nationally in the 2025 U.S. New & World Report (“U.S. News”) collegiate rankings, and, based on a fact sheet published by UConn, over 20,056 undergraduate students attended college at the Storrs campus in Fall 2024, with more than a third of those students living off campus.

900 8th Avenue South – Nashville, Tennessee – 900 8th Avenue South (“900 8th Avenue South”) is a 3.2-acre land assemblage, which we acquired for an aggregate purchase price of $19.7 million, inclusive of transaction costs.

On June 26, 2024, we, through our indirect majority-owned subsidiary, 900 Eighth LP (“900 Eighth”), entered into a fixed-rate loan for $10.0 million in principal amount with KHRE SMA Funding, LLC, which is secured by 900 8th Avenue South (the “900 8th Land Loan”). The 900 8th Land Loan bears interest at a rate of 9.50% per annum. In 2025, we exercised all six-month extension options on the 900 8th Land Loan, extending the maturity to July 2026.

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

900 8th Purchase and Sale Agreement

On September 15, 2025, 900 Eighth entered into an Agreement for Purchase and Sale of Property, as amended by the First Amendment to Agreement for Purchase and Sale of Property, dated January 12, 2026 (collectively the “Amended 900 8th Purchase and Sale Agreement”) with WP South Acquisitions, L.L.C. (“WP South”), for the sale of 900 8th Avenue South, together with all improvements thereon and rights to intangible personal property related thereto, for an aggregate purchase price of $19.3 million, subject to adjustment for any additional number of units that WP South is permitted and intends to construct in excess of the minimum number of units set forth in the 900 8th Purchase and Sale Agreement.

Under the terms and conditions of the Amended 900 8th Purchase and Sale Agreement the entitlements date will fall on April 10, 2026 (the “Entitlements Date”), the inspection date will fall 30 days after the Entitlements Date (the “Inspection Date”) and, subject to the remaining customary terms and conditions set forth in the Amended 900 8th Purchase and Sale Agreement, the anticipated closing of the sale will take place on the earlier of 180 days following the Inspection Date or any other closing date (the “Closing Date”) chosen by WP South upon seven days prior written notice to 900 Eighth, with such Closing Date subject to three discretionary 30-day extensions by WP South. The Amended 900 8th Purchase and Sale Agreement is also subject to certain customary representations, warranties and closing conditions.

WP South has posted a $150,000 earnest money deposit with an escrow agent (the “Earnest Money”), which Earnest Money is, and any deposits for extension by WP South are, non-refundable after the Inspection Date, except as otherwise provided in the Amended 900 8th Purchase and Sale Agreement.

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

The determination of when a particular investment should be sold or otherwise disposed of will be made after consideration of all relevant factors, including prevailing and projected economic and market conditions, whether the value of the investment is anticipated to change substantially, whether we could apply the proceeds from the sale to make other investments consistent with our investment objectives and strategy, whether disposition of the investment would allow us to increase cash flow, and whether the sale of the investment would impact our intended qualification as a publicly traded partnership and QOF.

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

Competition

We face competition from various entities for investment opportunities, including other QOFs, REITs, Delaware statutory trusts, pension funds, insurance companies, private equity and other alternative investment funds and companies, partnerships and developers. In addition to third-party competitors, we may compete for investment opportunities with other programs sponsored by our Sponsor and its affiliates, especially those with investment strategies similar to our own.

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

We, our Operating Companies, our Manager, our Sponsor and certain of our Sponsor’s subsidiaries, associates and affiliates (collectively, the “Sponsor Group”) are party to an Amended and Restated Services and Cost Sharing Agreement (the “Services and Cost Sharing Agreement”) pursuant to which the Sponsor Group provides our Manager with access to portfolio management, asset valuation, risk management and asset management services, as well as administration services addressing legal, compliance, investor relations and information technologies necessary for the performance by our Manager of its duties under the Management Agreement. Pursuant to the Management Agreement, our Manager or one or more of its affiliates is entitled to receive expense reimbursements and a quarterly management fee. Pursuant to the Services and Cost Sharing Agreement, the Sponsor Group is entitled to receive expense reimbursements and our Manager’s allocable share of employment costs incurred by the Sponsor Group.

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

We have a limited operating history, and we may not be able to achieve our investment objectives. As of the year ended December 31, 2025, we had 17 qualified opportunity zone investments in three states and are primarily reliant on the proceeds derived from our public offerings and any financing that might be provided by our Sponsor or its affiliates to fund our operations. We cannot assure you that the past experiences of our Sponsor or its affiliates will be sufficient to allow us to successfully achieve our investment objectives.

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

Our Class A units are listed on the NYSE American under the symbol “OZ,” however, an active, liquid and orderly market for our Class A units may not be sustained. Further, because we are a qualified opportunity fund eligible investors may defer recognition of capital gains (short-term or long-term) resulting from the sale or exchange of capital assets (or business assets the gain on sale of which is treated as a capital gain) with an unrelated person by reinvesting those gains into our Class A units within a period of 180 days generally beginning on the date of the sale or exchange (the “Deferred Capital Gains”). The 180-day period generally begins on the day on which the gains would be recognized for U.S. federal income tax purposes had they not been reinvested into a QOF. Under OZ 1.0 Deferred Capital Gains are recognized on the earlier of (i) December 31, 2026, or (ii) the date on which an inclusion event occurs. Under OZ 2.0 Deferred Capital Gains are recognized on the earlier of the date (i) which is five years after their reinvestment into a QOF, or (ii) on which an inclusion event occurs. Under OZ 1.0 an eligible investor may elect to increase the tax basis with respect to its QOF investment interest to the fair market value of the investment interest on the date on which it is sold or exchanged, and similarly may elect to exclude from income gains from sales of non-inventory assets by the QOF, if the investor holds the QOF investment interest for a period of ten years or more prior to the date of sale or exchange, up to December 31, 2047. Provided these requirements are met, for U.S. federal income tax purposes an eligible investor will not be required to pay federal income tax on a sale of its QOF investment interest. This benefit will not be available with respect to sales or exchanges after December 31, 2047. Consequently, fewer Class A units may be actively traded in the public markets which would reduce the liquidity of the market for our Class A units. If an active market for our Class A units is not sustained, you may be unable to sell your Class A units at the time you desire to sell them, at a price at or above the price you paid for them, or without experiencing volatility in the price of our Class A units. An inactive market may also impair our ability to raise capital by selling Class A units and may impair our ability to make opportunistic acquisitions of other qualified opportunity funds and qualified opportunity zone businesses using our Class A units as consideration.

If we are unable to raise sufficient proceeds in our ongoing Follow-on Offering, and any other offerings that we may conduct, we may not be able to fund all of our existing projects or find additional suitable investments, and, as a result, we may not be able to achieve our investment objectives or pay distributions.

Our ability to achieve our investment objectives and to pay distributions depends, in part, on our ability to fund our existing projects and on the ability of our Manager to find additional suitable and successful investment opportunities for us. If we fail to raise sufficient proceeds from the sale of Class A units in our Follow-on Offering, and any other offerings that we may conduct, we may be unable to fund all of our existing projects or to make additional suitable investments. At the same time, the more money we raise in our Follow-on Offering, and any other offerings that we may conduct, the greater our challenge will be to invest all of the net offering proceeds in investments that meet our investment criteria. Our investments consist of and are expected to continue to consist of properties located in qualified opportunity zones for the development or redevelopment of multifamily, student housing, senior living, healthcare, industrial, self-storage, hospitality, office, mixed-use, data centers and solar projects (collectively, “the qualified opportunity zone investments”) located throughout the United States and its territories. We also anticipate identifying, acquiring, developing or redeveloping and managing a wide range of commercial real estate properties located throughout the United States and its territories, including, but not limited to, real estate-related assets, such as commercial real estate loans and mortgages, and debt and equity securities issued by other real estate-related companies, as well as making private equity acquisitions and investments, and opportunistic acquisitions of other qualified opportunity funds and qualified opportunity zone businesses, with the goal of increasing distributions and capital appreciation. We cannot assure you that our Manager will be successful in locating and obtaining additional suitable qualified opportunity zone investments or that, if our Manager makes additional qualified opportunity zone investments on our behalf, our objectives will be achieved. What’s more, increased competition from other opportunity zone funds as well as any prospective legislative or regulatory changes related to qualified opportunity zone investments, may make it more difficult for our Manager to make suitable qualified opportunity zone investments. If we, through our Manager, are unable to find suitable investments promptly, we may invest in short-term, investment-grade obligations or accounts in a manner that is consistent with our qualification as a publicly traded partnership and qualified opportunity fund. If we would continue to be unsuccessful in locating suitable investments, we may ultimately decide to liquidate. In the event we are unable to timely locate suitable investments, we may be unable or limited in our ability to pay distributions and we may not be able to meet our investment objectives.

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

We, our Operating Companies, our Manager our Sponsor and certain of our Sponsor’s subsidiaries, associates and affiliates (collectively, the “Sponsor Group”) have also entered into an Amended and Restated Services and Cost Sharing Agreement pursuant to which our Manager is provided with access to, among other things, the Sponsor Group and its affiliates’ portfolio management, asset valuation, risk management and asset management professionals and services as well as administration professionals and services addressing legal, compliance, investor relations and information technologies necessary for the performance by our Manager of its duties under the Management Agreement.

This team of investment, asset management and other professionals, acting through our Manager, makes all decisions regarding the origination, selection, evaluation, structuring, acquisition, financing and development of our commercial real estate properties, real estate-related assets, including commercial real estate loans and mortgages, and debt and equity securities issued by other real estate-related companies, as well as private equity acquisitions and investments, and opportunistic acquisitions of other qualified opportunity funds and qualified opportunity zone businesses, subject to the limitations in our Operating Agreement. Our Manager also provides portfolio management, marketing, investor relations, financial, accounting, and other administrative services on our behalf with the goal of maximizing our operating cash flow and preserving our invested capital. As such, our ability to achieve our investment objectives and to pay distributions to the holders of our Class A units is dependent in part on the Sponsor Groups’ financial condition and the Sponsor Groups’ and our relationship with our Manager. Any adverse changes in the Sponsor Groups’ financial condition or the Sponsor Groups’ or our relationship with our Manager could hinder our ability to successfully manage our operations and our portfolio of assets and investments. In addition, our Manager and the Sponsor Group only have limited assets and our recourse against our Manager or the Sponsor Group if our Manager does not fulfill its obligations under the Management Agreement, is limited to termination of the Management Agreement.

If the Sponsor Group fails to retain its key personnel, we may not be able to achieve our anticipated level of growth and our business could suffer.

Our future depends, in part, on the Sponsor Groups’ ability to attract and retain key personnel. Our future also depends on the continued contributions of the executive officers and other key personnel of the Sponsor Group acting through our Manager, each of whom would be difficult to replace. In particular, each of Brandon Lacoff and Martin Lacoff is critical to the management of our business and operations and the development of our strategic direction. The loss of the services of Brandon Lacoff, Martin Lacoff or other executive officers or key personnel of the Sponsor Group and the process to replace any of the Sponsor Groups’ key personnel would involve substantial time and expense and may significantly delay or prevent the achievement of our business objectives.

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

We do not have an exclusive management arrangement with our Manager. Accordingly, our Manager and its affiliates, including members of the Sponsor Group, can and will engage in other activities, including, without limitation, managing other investment programs sponsored or organized by the Sponsor Group and its affiliates. Further, nothing in our Management Agreement limits or restricts the right of any manager, director, officer, employee or equity holder of our Manager, or any of its affiliates, including members of the Sponsor Group, to engage in any other business or to render services of any kind to any other person or entity.

Terminating the Management Agreement for unsatisfactory performance by our Manager or electing not to renew the Management Agreement may be difficult, and, even if we elect not to renew or terminate the Management Agreement, our Manager will continue to hold our Class B units.

Terminating the Management Agreement for unsatisfactory performance by our Manager is difficult and potentially costly. The initial term of our Management Agreement continued through December 31, 2025 and, following an evaluation of the Manager’s performance by the Board, was thereafter renewed for a subsequent three-year term. We may only terminate the Management Agreement (i) for “cause,” (ii) upon the bankruptcy of our Manager, or (iii) upon a material breach of the Management Agreement by our Manager. “Cause” is defined in the Management Agreement to mean fraud or willful malfeasance, gross negligence, the commission of a felony or a material violation of applicable law, in each case that has or could reasonably be expected to have a material adverse effect on us. Following the initial term, the Management Agreement will automatically renew for an unlimited number of three-year terms unless we elect not to renew or terminate it by providing our Manager with 180 days’ prior notice. We will review and evaluate our Manager’s performance under the Management Agreement at least 180 days prior to each renewal term.

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

Under our Operating Agreement, we have authority to issue an unlimited number of additional units and options, rights, warrants and appreciation rights relating to such units. In particular, our Board is authorized to provide for the issuance of an unlimited amount of one or more classes or series of units and to fix the number of units, the relative powers, preferences and rights, and the qualifications, limitations or restrictions applicable to each class or series thereof by resolution authorizing the issuance of such class or series, without member approval. We may elect to issue and sell additional units in future private or public offerings or issue units to our Manager or its affiliates, including members of the Sponsor Group, in payment of outstanding fees and expenses. We also intend to seek opportunistic acquisitions of other qualified opportunity funds and qualified opportunity zone businesses using our equity as transaction consideration. Holders of our Class A units will not have preemptive rights to any units we issue in the future. To the extent we issue additional equity interests your percentage ownership interest in us would be diluted.

Our investment guidelines delegate broad discretion to our Manager and our Board does not approve each investment and financing decision made by our Manager.

Our investment guidelines delegate to our Manager discretion and authority to execute acquisitions and dispositions of investments (including the reinvestment of capital basis and gains) in commercial real estate properties, real estate-related assets, including commercial real estate loans and mortgages, and debt and equity securities issued by other real estate-related companies, as well as private equity acquisitions and investments, and opportunistic acquisitions of other qualified opportunity funds and qualified opportunity zone businesses, provided such investments are consistent with our investment objectives and strategy and our investment guidelines. Our Manager’s investment committee will periodically review our portfolio of assets and investments, our investment objectives and strategy and our investment guidelines to determine whether they remain in the best interests of our members and may recommend changes to our Board as it deems appropriate. Our Board does not, and is not required to, review all of our proposed investments. Our Manager may use complex strategies or enter into costly transactions that are difficult or impossible to unwind by the time they are reviewed by our Board, which could result in investment returns that are below expectations or that result in losses, and which would materially and adversely affect our business operations and results.

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

We dispute any liability in this litigation, believe we have substantial defenses to Galinn’s claims, and continue to vigorously defend the matter.

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

The opportunity zone program is a community development program established by the Tax Cuts and Jobs Act of 2017 (the “JOBS Act” or “OZ 1.0”), and later expanded, and certain provisions originally set to expire permanently extended, by the One Big Beautiful Bill Act of 2025 (the “OBBBA” or “OZ 2.0”), to encourage new long-term investment in low-income urban and rural communities nationwide. The opportunity zone program provides tax incentives for investors to re-invest their unrealized capital gains into qualified opportunity funds dedicated to investing in qualified opportunity zones.

We initially qualified as a Qualified Opportunity Fund beginning with our taxable year ended December 31, 2020, and we currently intend to manage our affairs so that we continue to meet the requirements for classification as a Qualified Opportunity Fund pursuant to Section 1400Z-2 of the Code and the related regulations issued by the U.S. Department of the Treasury (the “Treasury”) and U.S. Internal Revenue Service (the “IRS”) on December 19, 2019, together with the correcting amendments issued on April 6, 2020, additional relief issued on January 13, 2021 and further correcting amendments issued on August 5, 2021 (collectively the “Opportunity Zone Regulations”). On September 30, 2025, the Treasury and IRS also issued preliminary guidance related to OZ 2.0.

Qualified opportunity funds and the Opportunity Zone Regulations under OZ 1.0 are relatively new and as yet untested, and transitional and new regulations for OZ 2.0 have yet to be issued, as such our ability to continue to be treated as a qualified opportunity fund and to continue to operate in conformity with the requirements to continue to be treated as a qualified opportunity fund is subject to uncertainty. If we fail to continue to meet the requirements for classification as a qualified opportunity fund, holders of our Class A units would lose the tax benefits associated with investing in a qualified opportunity fund and the value of our Class A units would likely be adversely affected.

Investors must make appropriate timely investments and elections in order to take advantage of the benefits of investing in a qualified opportunity fund.

In order to receive the benefits of investing in a qualified opportunity fund, taxpayers must make deferral elections on Form 8949, Sales and Other Dispositions of Capital Assets, which will need to be attached to their U.S. federal income tax returns for the taxable year in which gain treated as capital gain (short-term or long-term) that results from the sale or exchange of capital assets to an unrelated person would have been recognized had it not been deferred. In addition, Form 8997, Initial and Annual Statement of Qualified Opportunity Fund (QOF) Investments (“Form 8997”), requires eligible taxpayers holding a qualified opportunity fund investment at any point during the tax year to report: (i) qualified opportunity fund investments holdings at the beginning and end of the tax year; (ii) current tax year capital gains deferred by investing in a qualified opportunity fund; and (iii) qualified opportunity fund investments disposed of during the tax year. Taxpayers may receive a Letter 6502, Reporting Qualified Opportunity Fund (QOF) Investments (“Letter 6502”), or a Letter 6503, Annual Reporting of Qualified Opportunity Fund (QOF) Investments (“Letter 6503”), if they have not properly followed the instructions for Form 8997 and the IRS is missing information, the taxpayer entered invalid information, or the requirements to maintain a qualifying investment have not been followed. Taxpayers who receive a Letter 6502 or a Letter 6503 may need to file an amended return or an administrative adjustment request with a properly completed Form 8997. The procedures that you will need to follow to defer your capital gains and the requirements related to maintaining a qualifying investment are highly technical and complex, accordingly, we recommend that you consult with your own tax advisor.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

We are externally managed by our Manager, and as such rely on our Manager to manage our day-to-day operations pursuant to our Management Agreement. Services provided under the Management Agreement are performed by individuals who are employees of members of the Sponsor Group. We, our Operating Companies, our Manager and the Sponsor Group are also party to a Services and Cost Sharing Agreement. Pursuant the Services and Cost Sharing Agreement members of the Sponsor Group provide our Manager with access to, among other things, the information technology (“IT”) systems necessary for the performance by our Manager of its duties under the Management Agreement. These IT systems include data hosting facilities and other hardware and software platforms, some of which are hosted by third-party service providers. The Sponsor Group’s IT systems, like those of most other companies, may be vulnerable to cybersecurity threats, including data breaches, cyberattacks, malware and computer viruses and interruption of services.

The Sponsor Group takes a risk-based approach to cybersecurity and has implemented cybersecurity and IT risk management policies and procedures designed to address cybersecurity threats and incidents, including regularly assessing risks from cyber threats, monitoring IT systems for potential vulnerabilities, and testing IT systems according to its policies and practices. The Sponsor Group also uses a number of security tools and external service providers to monitor, test or otherwise assist with various aspects of its cybersecurity controls.

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

For an overview of our investments in multifamily and mixed-use rental properties, refer to Part I, Item 1—Our Investments.

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

As of December 31, 2025, we have assessed the litigation described below and concluded that is it neither material nor is any resolution likely to have a material adverse effect on our business, financial condition or results of operation. In addition, as of December 31, 2025, neither we nor any of our subsidiaries were subject to any legal proceedings nor were we aware of any legal proceedings threatened against us or any of our subsidiaries that could be deemed material.

The Galinn Fund LLC

On December 5, 2024, the Galinn Fund LLC, a New York limited liability company (“Galinn”), filed a complaint in Connecticut State Superior Court naming CMC Storrs SPV, LLC (“CMC”), the holding company for our investment property located at 497-501 Middle Turnpike, Storrs, Connecticut (“497-501 Middle”), as a defendant, alongside Chen Ji, an individual (“Chen”), and two additional entities (the “Guarantors”). For additional details regarding 497-501 Middle, see “Item 1. Business—Our Investments—497-501 Middle Turnpike and Cedar Swamp Road – Storrs, Connecticut.”

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

We dispute any liability in the Galinn litigation, believe we have substantial defenses to Galinn’s claims, and continue to vigorously defend the matter.

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

Holders

As of March 13, 2026, there were 50 holders of record of our Class A units, and one holder of record of each of our Class B units and Class M unit, respectively.

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

In connection with the Follow-on Registration Statement, we entered into a non-exclusive dealer manager agreement with Emerson Equity LLC (the “Dealer Manager”), a registered broker-dealer, for the sale of our Class A units through the Dealer Manager. The Dealer Manager has and will continue to enter into participating dealer agreements and wholesale agreements with other broker-dealers, referred to as “selling group members,” to authorize those broker-dealers to solicit offers to purchase our Class A units. We pay our Dealer Manager commissions of up to 0.25%, and the selling group members commissions ranging from 0.25% to 4.50%, of the principal amount of Class A unit sold in the Follow-on Offering.

The purchase price for Class A units in our Follow-on Offering is the lesser of (i) the current NAV of our Class A units, and (ii) the average of the high and low sale prices of our Class A units on the NYSE American during regular trading hours on the last trading day immediately preceding the investment date on which the NYSE American was open for trading and trading in our Class A units occurred. Our Manager calculates our NAV within approximately 60 days of the last day of each quarter, and any adjustments take effect as of the first business day following its public announcement. On March 4, 2026, we announced that our NAV as of December 31, 2025 was $116.17.

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

From the period of October 7, 2021, the date of the first closing held in connection with our Primary Offering, through December 31, 2024, we issued 2,414,063 Class A units in our Primary Offering, raising net offering proceeds of $236.6 million. For the year ended December 31, 2025, we issued 172,523 Class A units in connection with our Public Offerings, raising net offering proceeds of $11.2 million. Together with the gross proceeds raised in Belpointe REIT, Inc.’s prior offerings, as of December 31, 2025, we have raised aggregate gross offering cash proceeds of $368.6 million.

Unregistered Sales of Equity Securities

As of December 31, 2025, we have not sold any equity securities within the past three years that were not registered under the Securities Act.

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

In connection with the Follow-on Registration Statement, we entered into a non-exclusive dealer manager agreement with Emerson Equity LLC (the “Dealer Manager”), a registered broker-dealer, for the sale of our Class A units through the Dealer Manager. The Dealer Manager has and will continue to enter into participating dealer agreements and wholesale agreements with other broker-dealers, referred to as “selling group members,” to authorize those broker-dealers to solicit offers to purchase our Class A units. We will pay our Dealer Manager commissions of up to 0.25%, and the selling group members commissions ranging from 0.25% to 4.50%, of the principal amount of Class A unit sold in the Follow-on Offering.

For the year ended December 31, 2025, we issued 172,523 Class A units in connection with our Follow-on Offering. Together with the gross proceeds raised in our primary offering, which expired in 2024 (our “Primary Offering” and, together with the Follow-on Offering, our “Public Offerings”) and the gross proceeds raised in Belpointe REIT’s prior offerings, as of December 31, 2025, we have raised aggregate gross offering cash proceeds of $368.6 million.

The purchase price for Class A units in our Public Offerings is the lesser of (i) the NAV of our Class A units, and (ii) the average of the high and low sale prices of our Class A units on the NYSE American during regular trading hours on the last trading day immediately preceding the investment date on which the NYSE American was open for trading and trading in our Class A units occurred.

Each quarter, our Manager calculates our NAV and NAV per Class A unit as of the last day of the quarter (the “Determination Date”). Our NAV per Class A unit is equal to our NAV as of the Determination Date, divided by the number of Class A units outstanding on the Determination Date. We disclose our determination of NAV and NAV per Class A unit within approximately 60 days of the Determination Date. Any adjustments to our NAV and the per Class A unit purchase price take effect as of the first business day following its public announcement. As of December 31, 2025, our NAV per Class A units was $116.17.

Our Business Outlook

Despite expectations of the U.S. falling into recession, market conditions for multifamily and mixed-use rental properties in the geographic regions in which we operate have remained strong over the past several quarters. Future economic conditions and the demand for multifamily and mixed-use rental properties are, and the real estate industry in general is, subject to uncertainty as a result of a number of factors, including, among others, the rate of rent growth, rate of new construction, rate of absorption, the rate of unemployment, the impact on regional labor markets as a result of changes in immigration policies, increasing energy costs, increasing interest rates, higher rates of inflation, changes in the availability and price of insurance coverage, the availability of credit and changes with respect to borrowing costs, financial market volatility, general economic uncertainty, and other market conditions beyond our control, including impacts and uncertainties from political unrest, changes to trade policies, trade disputes and tariffs, recent military actions in Iran and the Middle East, changes in federal income tax laws resulting from the recent enactment of the One Big Beautiful Bill Act of 2025, and the forthcoming related administrative guidance and regulations, as well as other recent and prospective legislation and regulation, including landlord-tenant laws in the markets in which we operate. The potential effect of these and other factors and the projected impact of these and other events on our business, results of operations and financial performance, presents material uncertainty and risk with respect to our future performance and financial results, including the potential to negatively impact our costs of operations, our financing arrangements, the value of our investments, and the laws, regulations and governmental and regulatory policies applicable to us. As a result, our past performance may not be indicative of future results.

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

Results of Operations

The results of operations below presents the operating results of our two reportable segments, Commercial and Mixed-use, along with our consolidated results for the years ended December 31, 2025, and 2024. We believe that analyzing net operating income (loss) (“NOI”) at the segment level (“Segment NOI”) provides a useful financial performance measure, because it reflects the core rental operations of our real estate assets. We calculate Segment NOI as rental revenue, less property expenses, excluding non-segment NOI (“Non-Segment NOI”). Non-Segment NOI includes corporate level items, such as management fees incurred to our Manager, general and administrative expenses, interest expense, depreciation and amortization, interest income and other non-operating items.

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

Comparison of the Year Ended December 31, 2025 to the Year Ended December 31, 2024

The following table sets forth information regarding our results of Segment NOI, reconciled to our consolidated statement of operations, for the years ended December 31, 2025, and 2024 (amounts in thousands):

	Years Ended December 31,
	2025			2024
	Commercial Segment	Mixed-use Segment	Total	Commercial Segment	Mixed-use Segment	Total
Segment NOI:
Rental revenue	$936	$8,251	$9,187	$1,099	$1,576	$2,675
Property expenses	(2,077)	(9,580)	(11,657)	(1,145)	(2,989)	(4,134)
Total Segment NOI	$(1,141)	$(1,329)	$(2,470)	$(46)	$(1,413)	$(1,459)
Non-segment items:
Management fees, included in Property expenses			(3,309)			(2,705)
General and administrative			(6,166)			(5,111)
Interest expense			(17,441)			(10,006)
Depreciation and amortization			(8,707)			(4,215)
Impairment of real estate			—			(777)
Interest income			1,028			646
Other expense			(46)			(228)
Loss on extinguishment of debt			(2,960)			—
Loss before income taxes			(40,071)			(23,855)
Provision for income taxes			—			(1)
Net loss			(40,071)			(23,856)
Net loss attributable to noncontrolling interests			25			—
Net loss attributable to Belpointe PREP, LLC			$(40,046)			$(23,856)

Segment NOI

Commercial Segment

For the year ended December 31, 2025, as compared to the same period in 2024, Segment NOI decreased by $1.1 million. This decrease is primarily due to higher real estate tax expenses.

Mixed-use Segment

For the year ended December 31, 2025, as compared to the same period in 2024, Segment NOI increased by $0.1 million. The increase in both rental revenues and property expenses relates to the continued stabilization of Aster & Links, which commenced lease-up June 30, 2024, as well as VIV, which commenced leasing activities in the fourth quarter of 2025. As a result, Mixed-use Segment NOI is not directly comparable from year to year. See “Part I, Item 1—Our Investments” for a more detailed discussion of Aster & Links and the recent substantial completion of VIV.

Non-Segment NOI

Management Fees

Pursuant to the terms of a Management Agreement by and among us, our Operating Companies and our Manager (the “Management Agreement”), we pay our Manager a quarterly management fee in arrears of one-fourth of 0.75%. The management fee is based on our NAV at the end of each quarter. For the year ended December 31, 2025, as compared to the same period in 2024 management fees increased by $0.6 million due to an increase in our NAV.

General and Administrative

General and administrative expenses primarily consists of employee cost sharing expenses (pursuant to our Management Agreement and the Amended and Restated Services and Cost Sharing Agreement (the “Services and Cost Sharing Agreement”) by and among us, our Operating Companies, our Manager, our Sponsor and certain of our Sponsor’s subsidiaries, associates and affiliates (collectively, the “Sponsor Group”)), marketing expenses, legal, audit, tax and accounting fees. See “Certain Relationships and Related Transactions, and Director Independence—Our Management Agreement” for additional details regarding our Management Agreement, and “Certain Relationships and Related Transactions, and Director Independence—Our Services and Cost Sharing Agreement” for additional details regarding our Services and Cost Sharing Agreement.

For the year ended December 31, 2025, as compared to the same period in 2024, general and administrative expenses increased by $1.1 million. This increase is primarily due to the capitalization of certain employee cost sharing and reimbursements to our Manager in the prior year period, which are no longer being capitalized in the current year period, as well as an increase in legal expenses incurred.

Interest Expense

During the years ended December 31, 2025 and 2024, interest expense totaled $17.4 million and $10.0 million, respectively, consisting of gross interest expense of $19.7 million and $12.1 million, respectively, and the impact of non-cash amortization of debt discount and debt issuance costs of $2.7 million and $2.3 million, respectively, partially offset by capitalized interest and fees of $5.0 million and $4.4 million, respectively. The increase in interest expense is primarily due to a higher weighted average outstanding debt balance and lower capitalized interest and fees.

Depreciation and Amortization

For the year ended December 31, 2025, as compared to the same period in 2024, depreciation and amortization increased by $4.5 million. This increase is primarily due to the placement of fixed assets in service at Aster & Links and VIV which primarily occurred during the second quarter of 2024 and the fourth quarter of 2025, respectively.

Impairment of Real Estate

During the year ended December 31, 2024, we recorded impairment charges of $0.8 million, in relation to one of our real estate assets located in Nashville, Tennessee, based on our conclusion that the estimated fair market value of the real estate asset was lower than the carrying value, and as a result, we reduced the carrying value to the fair market value.

Interest Income

Interest income for the periods presented were comprised of interest earned from cash balances held in interest bearing bank accounts. The increase in the current year periods as compared to the prior year periods were attributable to higher cash balances in interest bearing accounts.

Other expense

Other expense for the periods presented were primarily comprised of losses in connection with our interest rate caps. Please see “Note 9 – Derivative Instruments” in our consolidated financial statements in this Form 10-K for additional details regarding our interest rate caps.

Loss on extinguishment of debt

During the year ended December 31, 2025, in connection with the Aster & Links Refinance Transactions, we recorded a loss on extinguishment of debt of $3.0 million, which includes a non-cash write off of unamortized deferred financing costs of $2.6 million. See “Part I, Item 1—Our Investments—1991 Main Street – Sarasota, Florida (“Aster & Links”)—Aster & Links Mortgage and Mezzanine Loans” above, and “Note 7– Debt, Net” in our consolidated financial statements for a more detailed discussion of the Aster & Links Refinance Transactions.

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

Economic uncertainty, fluctuating interest rates, unemployment rates, energy prices, trade disputes, tariffs, recent military actions in Iran and the Middle East, immigration, taxes, inflation, volatility in the real estate markets, slowdowns in transaction volume, delays in financings from banks and other lenders and other negative trends may, in the future, adversely impact our ability to timely access potential sources of liquidity. If we are unable to raise additional capital when desired, or on terms that are acceptable to us, our business, financial condition and results of operations could be adversely affected.

We believe that our cash on-hand, the anticipated net proceeds from our Follow-on Offering, and any future offerings that we may conduct, the proceeds from our current debt obligations, the projected cash flows from our real estate assets and our current and anticipated financing activities will be sufficient to meet our liquidity and capital resource requirements for the next 12 months from the date of issuance of this Form 10-K.

Capital Resources

Where our Manager and its affiliates, including our Sponsor, have funded, and in the future if they continue to fund, our capital requirements by advancing us offering and operating fees and expenses, we reimburse our Manager and its affiliates, including members of the Sponsor, Group pursuant to the terms of our Management Agreement and Services and Cost Sharing Agreement. Fees payable and expenses reimbursable to our Manager and its affiliates, including members of the Sponsor Group, may be paid, at the election of the recipient, in cash, by issuance of our Class A Units at the then-current NAV, or through some combination of the foregoing. There were no Public Offering costs incurred by our Manager and its affiliates during the years ended December 31, 2025 and 2024. During the years ended December 31, 2025 and 2024, our Manager and its affiliates, including members of the Sponsor Group, incurred operating expenses of $2.1 million and $2.6 million, respectively, on our behalf. Our Manager and its affiliates, including members of the Sponsor Group, have deferred the collection of management fees and the reimbursement of operating fees and expenses, without interest, and may continue to do so in the future, to support our operations and ensure that we maintain sufficient liquidity under the terms of our guaranty agreements. All or any part of deferred fees and expenses may be taken in any period as determined by the Manager.

Aster & Links

In September 2025, we completed approximately $204.1 million in post-construction Aster & Links Refinance Transactions, the proceeds of which were used to retire existing construction debt and will provide additional liquidity to support lease-up and stabilization. In connection with the Aster & Links Refinance Transactions we also entered into a series of guaranty agreements whereby we have guaranteed payment and performance of certain of the Aster & Links Borrowers’ obligations under the Aster & Links Loan Agreements. The guaranty agreements require, among other things, that we maintain certain net worth and liquid asset standards during the term of the Aster & Links Loans. As of December 31, 2025, we were in compliance with all of the net worth and liquid asset standards. See “Part I, Item 1—Our Investments—1991 Main Street – Sarasota, Florida (“Aster & Links”)—Aster & Links Mortgage and Mezzanine Loans” above, and “Note 7– Debt, Net” in our consolidated financial statements for a more detailed discussion of the Aster & Links Refinance Transactions.

As of December 31, 2025, we had an unfunded capital commitment totaling $3.7 million under the 1991 Main CMA as well as other construction related commitments for the development of Aster & Links. See “Part I, Item 1—Our Investments—1991 Main Street – Sarasota Florida (“Aster & Links”)—Aster & Links Construction Management Agreement” above for additional details regarding the 1991 Main CMA.

As of the date of this Form 10-K, we currently anticipate that the remaining funding for construction and soft costs associated with the development of Aster & Links will be a minimum of $12.4 million (inclusive of the aforementioned unfunded capital commitment). For additional details regarding Aster & Links, see “Part I, Item 1—Our Investments—1991 Main Street – Sarasota Florida (“Aster & Links”).”

VIV

As of December 31, 2025, we have drawn down $81.3 million on the 1000 First Construction Loan and had an unfunded capital commitment of $10.6 million under the 1000 First CMA. See “Part I, Item 1—Our Investments—1000 First Avenue North and 900 First Avenue North – St. Petersburg, Florida (“VIV”)” above for a more detailed discussion of the 1000 First Construction Loan and 1000 First CMA.

As of the date of this Form 10-K, we currently anticipate the remaining funding for construction and soft costs associated with the development of VIV will be a minimum of approximately $13.3 million (inclusive of the aforementioned unfunded capital commitment). For additional details regarding VIV, see “Part I, Item 1—Our Investments—1000 First Avenue North and 900 First Avenue North – St. Petersburg, Florida (“VIV”)”

900 8th Avenue South

As of December 31, 2025, we have drawn down $10.0 million on the 900 8th Land Loan, which is due to mature in July 2026. For additional details regarding 900 8th Avenue South and 900 8th Land Loan, see “Part I, Item 1—Our Investments—900 8th Avenue South – Nashville, Tennessee.”

Short and Long-Term Capital Resources

We expect to continue to obtain the capital resources that we need over the short and long-term from cash on-hand, from the proceeds of our Follow-on Offering and any future offerings that we may conduct, from the advancement of reimbursable fees and expenses by our Manager and its affiliates, including member of the Sponsor Group, from the proceeds of our current debt obligations and future secured or unsecured financing from banks and other lenders, from projected operating funds from our real estate assets and from any other undistributed cash flow generated from operations. For additional details regarding our Public Offerings, see “Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Use of Proceeds from Registered Sales of Securities.”

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

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash (amounts in thousands):

	Years Ended December 31,
	2025	2024
Cash flows used in operating activities	$(25,208)	$(13,689)
Cash flows used in investing activities	(61,980)	(138,089)
Cash flows provided by financing activities	87,029	157,024
Net (decrease) increase in cash and cash equivalents, and restricted cash	$(159)	$5,246

As of December 31, 2025 and 2024, cash and cash equivalents and restricted cash totaled approximately $28.7 million and $28.8 million, respectively.

Net cash flows used in operating activities for the year ended December 31, 2025 primarily relates to interest expense incurred on our indebtedness, the payment of employee cost sharing expenses as well as payments for property management, legal, and accounting fees. Operating revenues from recently placed into service properties were substantially offset by the related operating expenses. Net cash flows used in operating activities for the year ended December 31, 2024 primarily relates to the payment interest incurred on our indebtedness, the payment of employee cost sharing expenses as well as payments for property management, legal, and accounting fees.

Net cash flows used in investing activities for the year ended December 31, 2025 primarily relates to the funding of development properties. For additional details regarding our development properties, see “Part I, Item 1—Our Investments.” Net cash flows used in investing activities for the year ended December 31, 2024 primarily relates to the funding of development properties.

Net cash flows provided by financing activities for the year ended December 31, 2025 primarily relates to the net proceeds from debt financing activities, including additional draws on the 1000 First Construction Loan and net cash proceeds generated from the Aster & Links Refinancing Transactions further described in “Part I, Item 1—Our Investments—1000 First Avenue North and 900 First Avenue North – St. Petersburg, Florida (“VIV”)” and “Part I, Item 1—Our Investments—1991 Main Street – Sarasota Florida (“Aster & Links”)—Aster & Links Mortgage and Mezzanine Loans.” Net cash flows provided by financing activities for the year ended December 31, 2024 primarily relates to the net proceeds from financings, including the variable-rate construction loan with Bank OZK and mezzanine loan with Southern Realty Trust Holdings, LLC that were subsequently retired by the Aster & Links Refinancing Transactions, the 1000 First Construction Loan, and the 900 8th Land Loan.

Critical Accounting Estimates

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company, as defined in Item 10(f)(1) of Regulation S-K, as a result are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Members of Belpointe PREP, LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Belpointe PREP, LLC and subsidiaries (the “Company”) as of December 31, 2025, and the related consolidated statements of operations, changes in members’ capital, and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on the entity’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ CohnReznick, LLP

We have served as the Company’s auditor since 2025.

New York, New York
March 19, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Members of Belpointe PREP, LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Belpointe PREP, LLC (the “Company”) as of December 31, 2024, and the related consolidated statements of operations, changes in members’ capital and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Citrin Cooperman & Company, LLP

We have served as the Company’s auditor from 2020 to 2025.

New York, New York
March 31, 2025

Belpointe PREP, LLC

Consolidated Balance Sheets

(in thousands, except unit and per unit data)

	December 31,
	2025	2024
Assets
Real estate
Land	$63,116	$51,038
Building and improvements	410,263	238,684
Furniture, fixtures and equipment	7,700	2,633
Intangible assets	8,197	8,530
Real estate under construction	57,838	191,308
Total real estate	547,114	492,193
Accumulated depreciation and amortization	(15,234)	(6,917)
Real estate, net	531,880	485,276
Cash and cash equivalents	24,342	24,737
Other assets	7,974	7,578
Total assets	$564,196	$517,591

Liabilities
Debt, net	$260,638	$177,017
Loan from affiliate	—	2,600
Due to affiliates	9,366	9,103
Intangible liabilities, net	1,127	1,225
Accounts payable	12,383	13,322
Accrued expenses and other liabilities	5,467	10,267
Total liabilities	288,981	213,534

Commitments and contingencies	—	—

Members’ Capital
Class A units, unlimited units authorized, 3,836,696 and 3,664,173 units issued and outstanding at December 31, 2025 and 2024, respectively	272,958	301,776
Class B units, 100,000 units authorized, 100,000 units issued and outstanding at December 31, 2025 and 2024, respectively	—	—
Class M unit, one unit authorized, one unit issued and outstanding at December 31, 2025 and 2024, respectively	—	—
Total members’ capital excluding noncontrolling interests	272,958	301,776
Noncontrolling interests	2,257	2,281
Total members’ capital	275,215	304,057
Total liabilities and members’ capital	$564,196	$517,591

See accompanying notes to consolidated financial statements.

Belpointe PREP, LLC

Consolidated Statements of Operations

(in thousands, except unit and per unit data)

	Years Ended December 31,
	2025	2024
Revenue
Rental revenue	$9,187	$2,675
Total revenue	9,187	2,675

Expenses
Property expenses	14,966	6,839
General and administrative	6,166	5,111
Interest expense	17,441	10,006
Depreciation and amortization	8,707	4,215
Impairment of real estate	—	777
Total expenses	47,280	26,948

Other (loss) income
Interest income	1,028	646
Other expense	(46)	(228)
Loss on extinguishment of debt	(2,960)	—
Total other (loss) income	(1,978)	418
Loss before income taxes	(40,071)	(23,855)
Provision for income taxes	—	(1)
Net loss	(40,071)	(23,856)
Net loss attributable to noncontrolling interests	25	—
Net loss attributable to Belpointe PREP, LLC	$(40,046)	$(23,856)

Loss per Class A unit (basic and diluted)
Net loss per unit	$(10.72)	$(6.56)
Weighted-average units outstanding	3,735,891	3,638,258

See accompanying notes to consolidated financial statements.

Belpointe PREP, LLC

Consolidated Statements of Changes in Members’ Capital

(in thousands, except unit and per unit data)

	Class A units		Class B units		Class M unit		Total Members’ Capital Excluding Noncontrolling	Noncontrolling	Total Members’
	Units	Amount	Units	Amount	Units	Amount	Interests	Interests	Capital
Balance at December 31, 2023	3,622,399	$322,626	100,000	$—	1	$—	$322,626	$2,438	$325,064
Issuance of units	41,774	3,061	—	—	—	—	3,061	—	3,061
Contribution from noncontrolling interests	—	—	—	—	—	—	—	51	51
Distribution to noncontrolling interests	—	—	—	—	—	—	—	(47)	(47)
Acquisition of noncontrolling interests	—	(39)	—	—	—	—	(39)	(161)	(200)
Offering costs	—	(16)	—	—	—	—	(16)	—	(16)
Net loss	—	(23,856)	—	—	—	—	(23,856)	—	(23,856)
Balance at December 31, 2024	3,664,173	301,776	100,000	—	1	—	301,776	2,281	304,057
Issuance of units	172,523	11,264	—	—	—	—	11,264	—	11,264
Contribution from noncontrolling interests	—	—	—	—	—	—	—	1	1
Offering costs	—	(36)	—	—	—	—	(36)	—	(36)
Net loss	—	(40,046)	—	—	—	—	(40,046)	(25)	(40,071)
Balance at December 31, 2025	3,836,696	$272,958	100,000	$—	1	$—	$272,958	$2,257	$275,215

See accompanying notes to consolidated financial statements.

Belpointe PREP, LLC

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities
Net loss	$(40,071)	$(23,856)
Adjustments to net loss:
Amortization of rent-related intangibles and straight-line rent adjustments	(71)	(2)
Depreciation and amortization including intangible assets and deferred financing costs	10,850	5,514
Impairment of real estate	—	777
Loss on extinguishment of debt	2,960	—
Unrealized loss on interest rate derivatives, net	32	225
Changes in operating assets and liabilities:
Increase in other assets	(1,061)	(223)
Increase in due to affiliates	946	2,513
Decrease in accounts payable	(130)	(248)
Increase in accrued expenses and other liabilities	1,337	1,611
Net cash used in operating activities	(25,208)	(13,689)

Cash flows from investing activities
Development of real estate	(61,788)	(137,845)
Other investing activity	(192)	(244)
Net cash used in investing activities	(61,980)	(138,089)

Cash flows from financing activities
Proceeds from term loans	176,787	55,755
Repayment of construction loan	(113,277)	—
Proceeds from construction loans	67,559	102,767
Repayment of term loan	(51,092)	—
Proceeds from units issued	11,264	3,061
Repayment of loans from affiliates	(2,600)	(4,000)
Payment of debt issuance costs	(1,776)	(3,143)
Other financing activities, net	189	226
Payment of offering costs	(26)	(47)
Contributions from noncontrolling interests	1	52
Proceeds from short-term loan from affiliate	—	2,600
Distribution to noncontrolling interests	—	(247)
Net cash provided by financing activities	87,029	157,024

Net (decrease) increase in cash and cash equivalents, and restricted cash	(159)	5,246

Cash and cash equivalents, and restricted cash, beginning of year	28,831	23,585
Cash and cash equivalents, and restricted cash, end of year	$28,672	$28,831

See accompanying notes to consolidated financial statements.

BELPOINTE PREP, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization, Business Purpose and Capitalization

Organization and Business Purpose

Belpointe PREP, LLC (together with its subsidiaries, the “Company,” “we,” “us,” or “our”) is focused on identifying, acquiring, developing or redeveloping and managing commercial real estate located within “qualified opportunity zones.” We were formed on January 24, 2020 as a Delaware limited liability company and are treated as a partnership and qualified opportunity fund for U.S. federal income tax purposes.

At least 90% of our assets consist of qualified opportunity zone property, and all of our assets are held by, and all of our operations are conducted through, one or more operating companies (each an “Operating Company” and collectively, our “Operating Companies”), either directly or indirectly through their subsidiaries. We are externally managed by Belpointe PREP Manager, LLC (our “Manager”), an affiliate of our sponsor, Belpointe, LLC (our “Sponsor”). Subject to the oversight of our board of directors (our “Board”), our Manager is responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions, dispositions, and other investments on our behalf.

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

In connection with the Follow-on Offering, we entered into a non-exclusive dealer manager agreement with Emerson Equity LLC (the “Dealer Manager”), a registered broker-dealer, for the sale of our Class A units through the Dealer Manager. The Dealer Manager has and will continue to enter into participating dealer agreements and wholesale agreements with other broker-dealers, referred to as “selling group members,” to authorize those broker-dealers to solicit offers to purchase our Class A units. We pay our Dealer Manager commissions of up to 0.25%, and the selling group members commissions ranging from 0.25% to 4.50%, of the principal amount of Class A units sold in the Follow-on Offering.

For the year ended December 31, 2025, we have sold aggregate gross proceeds of $11.3 million, of Class A units in connection with our Follow-on Offering. Together with the gross proceeds raised in our primary offering, which expired in 2024 (our “Primary Offering” and, together with our Follow-on Offering, our “Public Offerings”) and the gross proceeds raised in Belpointe REIT, Inc.’s prior offerings, as of December 31, 2025, we have raised aggregate gross offering proceeds of $368.6 million.

The purchase price for Class A units in our Follow-on Offering is the lesser of (i) the current net asset value (the “NAV”) of our Class A units, and (ii) the average of the high and low sale prices of our Class A units on the NYSE American (the “NYSE”) during regular trading hours on the last trading day immediately preceding the investment date on which the NYSE was open for trading and trading in our Class A units occurred. Our Manager calculates our NAV within approximately 60 days of the last day of each quarter, and any adjustments take effect as of the first business day following its public announcement. On March 4, 2026, we announced that our NAV as of December 31, 2025 was equal to $116.17 per Class A unit.

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

The following table presents the financial data of the consolidated VIEs,which are considered VIE’s as they do not have sufficient equity at risk to finance their activities without additional subordinated financial support, included in the consolidated balance sheets as of December 31, 2025 and 2024, respectively (amounts in thousands):

	December 31,
	2025	2024
Assets
Real estate
Land	$53,301	$41,223
Building and improvements	407,736	236,165
Furniture, fixtures and equipment	7,700	2,633
Intangible assets	6,083	6,174
Real estate under construction	57,580	190,750
Total Real estate	532,400	476,945
Accumulated depreciation and amortization	(13,886)	(5,578)
Real estate, net	518,514	471,367
Cash and cash equivalents	2,943	2,566
Other assets	7,288	7,096
Total assets	$528,745	$481,029

Liabilities
Debt, net	$260,638	$177,017
Due to affiliates	3,280	3,413
Intangible liabilities, net	—	21
Accounts payable	12,294	13,137
Accrued expenses and other liabilities	4,685	9,690
Total liabilities	$280,897	$203,278

An interest in a VIE requires reconsideration when an event occurs that was not originally contemplated. At each reporting period we will reassess whether there are any events that require us to reconsider our determination of whether an entity is a VIE and whether it should be consolidated.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the Jump Start Our Business Startups Act of 2012 (“JOBS Act”). Under Section 107 of the JOBS Act, emerging growth companies are permitted to use an extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards that have different effective dates for public and private companies. We have elected to use the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards which is the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the effective date of our Primary Offering (which will be September 30, 2026), (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a “large accelerated filer” (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period, or (iii) the date that we affirmatively and irrevocably opt out of the extended transition period provided in Section 7(a)(2)(B). By electing to extend the transition period for complying with new or revised accounting standards, our consolidated financial statements may not be comparable to the consolidated financial statements of companies that comply with public company effective dates.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and the accompanying notes to the consolidated financial statements. Actual results could materially differ from those estimates.

Segment Reporting

Our Chief Executive Officer is our chief operating decision maker (“CODM”). We are focused on identifying, acquiring, developing or redeveloping and managing real estate assets located within qualified opportunity zones. Our operating segments are based on the way we organize and evaluate our business internally. We currently have two operating and reportable segments, commercial and mixed-use, which are further described in Note 12 - Segment Reporting.

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

It is our policy to allocate the purchase price of properties to acquired tangible assets, consisting of land, buildings, fixtures and improvements, and identified intangible lease assets and liabilities, consisting of the value of above-market and below-market leases, as applicable, the value of in-place leases, certain development rights and the value of tenant relationships, based in each case on their relative fair values. The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, which value is then allocated to land, buildings and improvements based on management’s determination of the fair values of these assets. We measure the aggregate value of intangible assets and liabilities acquired based on the difference between the property valued (i) with existing in-place leases, adjusted to market rental rates, and (ii) as if vacant. Other factors considered include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions and costs to execute similar leases.

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

When we acquire leveraged properties, the fair value of the related debt instruments is determined using a discounted cash flow model with rates that take into account the credit of the tenants, where applicable, and interest rate risk. Such resulting premium or discount is amortized over the remaining term of the obligation and is included in Interest expense in our consolidated statements of operations. We also consider the value of the underlying collateral taking into account the quality of the collateral, the credit quality of the tenant, the time until maturity and the current interest rate.

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

Project costs directly related to the construction and development of real estate projects (including but not limited to interest and related loan fees, property taxes, insurance and legal costs) are capitalized as a cost of the project. Indirect project costs that relate to projects are capitalized and allocated to the projects to which they relate. Pertaining to assets under development, capitalization begins when both direct and indirect project costs have been made and it is determined that development of the future asset is probable. If we suspend substantially all activities related to the project, we will cease cost capitalization of indirect costs until activities are resumed. We will not suspend cost capitalization for brief interruptions, interruptions that are externally imposed, or delays that are inherent in the development process unless there are other circumstances involved that warrant a judgmental decision to cease capitalization. In addition, capitalization of project costs will cease when the project is considered substantially completed and occupied, or ready for its intended use (but no later than one year from cessation of major construction activity). Upon substantial completion, depreciation of these assets will commence. If discrete portions of a project are substantially completed and occupied and other portions have not yet reached that stage, the substantially completed portions are accounted for separately. We allocate costs incurred between the portions under construction and the portions substantially completed and only capitalize those costs associated with the portions under construction.

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

Deferred Financing Costs

We capitalize fees as well as other expenditures incurred that are necessary to obtain debt financing. Fees paid to lenders upon the issuance of debt are reflected as a debt discount. Such fees and costs are generally presented as direct deduction from the related debt liability and are amortized on a straight-line basis, which approximates the effective interest method, over the term of the loan. In circumstances when debt is retired prior to maturity, any unamortized financing costs are included in the calculation of gain or loss on debt extinguishment.

Derivative Instruments

Our derivative instruments are measured at fair value and are recorded as either assets or liabilities in our consolidated balance sheets depending on the pertinent rights or obligations under the applicable derivative contract. The derivative contracts that we may enter into are generally concurrent with obtaining floating rate debt and are intended to manage the economic risk and cash flows related to increases in benchmark interest rates. Our derivative instruments are not designated as hedges for accounting purposes, and therefore we account for changes in the fair value of the derivative instruments as either a gain or loss in the consolidated statements of operations.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash held in major financial institutions, cash on hand and liquid investments with original maturities of three months or less. Cash balances may at times exceed federally insurable limits per institution, however, we deposit our cash and cash equivalents with high-credit-quality institutions to minimize credit risk exposure.

Restricted Cash

Restricted cash consists of amounts required to be reserved pursuant to contractual obligations and lender agreements for debt service. The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within our consolidated balance sheets to our consolidated statements of cash flows (amounts in thousands):

	December 31,
	2025	2024
Cash and cash equivalents	$24,342	$24,737
Restricted cash (1)	4,330	4,094
Total cash and cash equivalents and restricted cash	$28,672	$28,831

(1)	Restricted cash is included within Other assets in our consolidated balance sheets.

Subscriptions Receivable

Subscriptions receivable consists of units that have been issued with subscriptions that have not yet settled. Subscriptions receivable are carried at cost which approximates fair value. As of December 31, 2025 and 2024, there were no subscriptions that had not yet settled.

Non-controlling Interest

A non-controlling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and separate from the parent company’s equity. In addition, consolidated net income (loss) is required to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and the amount of consolidated net income (loss) attributable to the parent and the noncontrolling interests are required to be disclosed on the face of the consolidated statements of operations.

Organization, Public Offerings and Other Operating Costs

Organization costs are expensed as incurred. Offering expenses include, without limitation, legal, accounting, printing, mailing and filing fees and expenses, fees and expenses of our transfer agent. Offering costs, when incurred, will be charged to members’ equity against the gross proceeds of an offering. Our Public Offering costs for the years ended December 31, 2025, and 2024, were less than $0.1 million and less than $0.1 million, respectively. We became liable to reimburse our Manager and its affiliates, including our Sponsor, when the first closing was held in connection with our Primary Offering, which occurred in October 2021.

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

Pursuant to an Amended and Restated Services and Cost Sharing Agreement (the “Services and Cost Sharing Agreement”) by and among the Company, our Operating Companies, our Manager, our Sponsor, and certain of our Sponsor’s subsidiaries, associates and affiliates (collectively, the “Sponsor Group”), we reimburse the Sponsor Group and our Manager for expenses incurred for our allocable share of the salaries, benefits and overhead of personnel providing services to us. The expenses are payable, at the election of the recipient, in cash, by issuance of our Class A units at the then-current NAV, or through some combination of the foregoing.

Risks and Uncertainties

Demand for commercial and mixed-use rental properties is subject to a number of risks and uncertainties, including, among others, interest rate risk, the availability of credit, higher rates of inflation, the rate of unemployment, ongoing supply chain disruptions, the impact of general global economic conditions, trade disputes, tariffs, recent military actions in Iran and the Middle East, and changes in federal income tax and other laws. The potential effect of these and other factors presents material uncertainty and risk with respect to our future performance and financial results, including the potential to negatively impact the timing of completion and stabilization of our assets, our costs of operations, our financing arrangements, the value of our investments, and the laws, regulations, and government and regulatory policies applicable to us. We are closely monitoring the potential impact of these and other factors on all aspects of our investments and operations.

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

Income Taxes

We have been treated as a partnership for U.S. federal income tax purposes since our tax year ended December 31, 2020, and intend to continue to operate in a manner that will allow us to qualify as a partnership for U.S. federal income tax purposes. Generally, an entity that is treated as a partnership for U.S. federal income tax purposes is not a taxable entity and incurs no U.S. federal income tax liability. Accordingly, no provision for U.S. federal income taxes has been made in our consolidated financial statements because each of our members recognize their proportionate share of our income or loss on their tax returns. If we fail to qualify as a partnership for U.S. federal income tax purposes in any taxable year, and if we are not entitled to relief under the Code for an inadvertent termination of our partnership status, we will be subject to federal and state income tax on our taxable income at regular corporate income tax rates.

Loss Per Unit

Loss per unit represents both basic and dilutive per-unit amounts for the period presented in our consolidated financial statements. Basic and diluted loss per unit is calculated by dividing Net loss attributable to the Company by the weighted-average number of Class A units outstanding during the year.

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40))—Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)—Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires public entities to provide disaggregated disclosure of certain income statement expense captions within the footnotes to the financial statements. ASU No. 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. We are currently evaluating the impact ASU No. 2024-03, as clarified by ASU 2025-01, will have on our consolidated financial statements and disclosures.

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

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270)—Narrow Scope Improvements (“ASU 2025-11”). ASU 2025-11 clarifies interim disclosure requirements and the applicability of Topic 270. ASU 2025-11 is effective for interim periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact ASU 2025-11 will have on our consolidated financial statements and disclosures.

Note 3 – Leases

Lessor Accounting

We earn lease revenue from our residential, retail, office, and warehouse properties that are leased to tenants under operating leases. Our leases for residential units typically have terms between 12 and 24 months. Our leases with commercial tenants have a weighted average lease term of 11.7 years as of December 31, 2025. Certain of our leases may include options to extend or terminate the lease, which are included in the lease term when we are reasonably certain they will be exercised. Revenues from such leases are reported as Rental revenue in our consolidated statements of operations, and are comprised of (i) lease components, which includes fixed and variable lease payments and (ii) non-lease components, which includes reimbursements of property level operating expenses. We have elected the practical expedient under Accounting Standards Codification Topic 842, Leases, to combine both lease and non-lease components as the timing and pattern of transfer are the same.

Fixed lease revenues represent the base rent that each tenant is required to pay in accordance with the terms of their respective leases reported on a straight-line basis over the non-cancelable term of the lease. Variable lease revenues include payments based on (i) tenant reimbursements, (ii) changes in the index or market-based indices after the inception of the lease, or (iii) percentage rents. Variable lease revenues are not recognized until the specific events that trigger the variable payments have occurred.

The following table summarizes the components of lease revenues (amounts in thousands):

	Years Ended December 31,
	2025	2024
Fixed lease revenues	$8,608	$2,121
Variable lease revenues (1)	507	552
Lease revenues (2) (3)	$9,115	$2,673

(1)	Includes reimbursements for property taxes, insurance, and common area maintenance services.
(2)	Excludes lease intangible amortization of less than $0.1 million, and less than $0.1 million, for the years ended December 31, 2025, and 2024, respectively.
(3)	Excludes straight-line rent of less than $0.1 million and less than $0.1 million for the years ended December 31, 2025, and 2024, respectively.

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

We assess the collectability of substantially all lease payments due, including unbilled rent receivable balances, by reviewing a tenant’s payment history and financial condition, and the age of the receivables. Changes to collectability are recognized as a current period adjustment to rental revenue. We have assessed the collectability of all recorded lease revenues as probable as of December 31, 2025.

Minimum Future Lease Payments

The following table summarizes the minimum future contractual rents to be received (exclusive of expenses paid by tenants, and percentage of sales rents) on non-cancellable tenant operating leases as of December 31, 2025 (amounts in thousands):

For the year ended December 31,
2026	$12,495
2027	4,084
2028	1,770
2029	1,813
2030	1,865
Thereafter	12,035
Total	$34,062

Note 4 – Related Party Arrangements

Our Transaction with Belpointe Development Holding, LLC

On May 16, 2024, we entered into an agreement, which has since been amended, to borrow up to $3.0 million in principal amount from Belpointe Development Holding, LLC, an affiliate of our Chief Executive Officer, pursuant to the terms of a revolving credit facility agreement (the “BDH Facility”). Interest accrues on the BDH Facility at an annual rate of 5.0%, due and payable at maturity. The BDH Facility is due to mature on August 31, 2026. Proceeds under the BDH Facility are to be used for general corporate purposes. During the year ended December 31, 2025, we repaid the outstanding balance of $2.6 million, and accrued interest of $0.2 million. As of December 31, 2025 and 2024, the BDH Facility had an outstanding principal balance of zero and $2.6 million, respectively, and accrued interest of zero and less than $0.1 million, respectively.

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

During the years ended December 31, 2025 and 2024, less than $0.1 million, and less than $0.1 million, respectively, of noncontrolling interest contributions were made by affiliates members of the Belpointe SP Group representing their 0.1% ownership in various investments. These noncontrolling interests will be allocated profit and loss in accordance with the respective operating agreements.

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

The following table summarizes the fees incurred on our behalf by, and expenses reimbursable to, our Manager and its affiliates, including our Sponsor, in accordance with the terms of our relevant agreements with such parties (amounts in thousands):

	Years Ended December 31,
	2025	2024
Amounts included in the Consolidated Statements of Operations
Costs incurred by our Manager and its affiliates (1)	$3,705	$3,128
Management fees (2)	3,309	2,705
Insurance (3)	491	793
Property management oversight fees (2)	56	—
Director compensation	85	80
	$7,646	$6,706

Capitalized costs included in the Consolidated Balance Sheets
Development fee and reimbursements	$2,724	$5,438
Insurance (3)	1,485	2,479
	$4,209	$7,917

(1)	Includes wage, overhead and other reimbursements to our Manager and its affiliates, including members of the Sponsor Group, which are included in General and administrative in our consolidated statements of operations.

(2)	Included in Property expenses in our consolidated statements of operations.

(3)	Our insurance premiums are prepaid and are included in Other assets in our consolidated balance sheets and are amortized monthly to either Property expenses or General and administrative expenses in our consolidated statements of operations or Real estate under construction in our consolidated balance sheets based on the nature of the insurance coverage.

The following table summarizes amounts included in Due to affiliates in our consolidated balance sheets (amounts in thousands):

	December 31,
	2025	2024
Management and property management fees	$5,372	$4,070
Development fees	2,664	2,546
Employee cost sharing and reimbursements (1)	1,226	2,388
Insurance	83	—
Director compensation	21	20
Accrued interest	—	79
	$9,366	$9,103

(1)	Includes wage, overhead and other reimbursements to our Manager and its affiliates, including members of the Sponsor Group.

Other Operating Expenses

Pursuant to the terms of the Management Agreement, we reimburse our Manager, Sponsor and their respective affiliates for actual expenses incurred on our behalf in connection with the selection, acquisition or origination of investments, whether or not we ultimately acquire or originate an investment. We also reimburse our Manager, Sponsor and their respective affiliates for out-of-pocket expenses paid to third parties in connection with providing services to us.

Pursuant to the terms of the Services and Cost Sharing Agreement, we reimburse the Sponsor Group and our Manager for expenses incurred for our allocable share of the salaries, benefits and overhead of personnel providing services to us. During the years ended December 31, 2025, and 2024, our Manager and its affiliates, including the Sponsor Group, incurred operating expenses of $2.1 million and $2.6 million, respectively, on our behalf. The expenses are payable, at the election of the recipient, in cash, by issuance of our Class A units at the then-current NAV, or through some combination of the foregoing. As of December 31, 2025, all expenses incurred since inception have been paid in cash.

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

During the years ended December 31, 2025, and 2024, we incurred development fees earned during the construction phase of $2.1 million, and $4.2 million, respectively. As of December 31, 2025 and 2024, $2.7 million and $2.5 million, respectively, remained due and payable to our affiliates for development fees.

During the years ended December 31, 2025, and 2024, we incurred employee reimbursement expenditures to our affiliates acting as development managers of $2.1 million, and $1.7 million, respectively, of which $0.6 million, and $1.1 million, respectively, is included in Real estate under construction in our consolidated balance sheets, and $1.6 million, $0.6 million, respectively, is included in General and administrative expenses in our consolidated statements of operations. As of December 31, 2025 and 2024, $0.6 million and $1.2 million, respectively, remained due and payable to our affiliates for employee reimbursement expenditures.

Acquisition Fees

We will pay our Manager, Sponsor, or an affiliate of our Manager or Sponsor, an acquisition fee equal to 1.5% of the total value of any acquisition transaction, including any acquisition through merger with another entity (but excluding any transactions in which our Sponsor, or an affiliate of our Manager or Sponsor, would otherwise receive a development fee). We did not incur any acquisition fees during the years ended December 31, 2025 and 2024.

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

During the years ended December 31, 2025, and 2024, we obtained insurance coverage and paid premiums in the aggregate amount of $1.8 million, and $2.9 million, respectively, from which Belpointe Specialty Insurance earned commissions and administrative fees of $0.2 million, and $0.2 million, respectively. Insurance premiums are prepaid and are included in Other assets in our consolidated balance sheets.

Economic Dependency

Under various agreements we have engaged our Manager and its affiliates, including in certain cases members of the Sponsor Group, to provide certain services that are essential to us, including asset management services, asset acquisition and disposition services, supervision of our Follow-on Offerings and any other offerings that we may conduct, as well as other administrative responsibilities for the Company, including, without limitation, accounting services and investor relations services. As a result of these relationships, we are dependent upon our Manager and its affiliates, including the Sponsor Group. In the event that our Manager and its affiliates are unable to provide us with the services we have engaged them to provide, we would be required to find alternative service providers.

Note 5 – Real Estate, Net

Real Estate Under Construction

The following table provides the activity of our Real estate under construction (amounts in thousands):

	December 31,
	2025	2024
Beginning balance	$191,308	$291,130
Placed in service	(188,716)	(235,675)
Capitalized costs (1) (2)	50,628	133,236
Capitalized interest	4,618	3,394
Impairment charges (3)	—	(777)
	$57,838	$191,308

(1)	Includes development fees and employee reimbursement expenditures. See “Note 4 – Related Party Agreements” for additional details regarding our transactions with related parties.
(2)	Includes direct and indirect project costs to the construction and development of real estate projects, including but not limited to loan fees, property taxes and insurance, incurred of $2.3 million and $5.4 million for the years ended December 31, 2025 and 2024, respectively.
(3)	Impairments for the year ended 2024 are in relation to one of our real estate assets located in Nashville, Tennessee, based on our conclusion that the estimated fair market value of the real estate asset was lower than the carrying value, and as a result, we reduced the carrying value to the estimated fair market value.

2025 Assets Placed in Service

On September 30, 2025, our development project at 1000 First Avenue North, St Petersburg, Florida (“VIV”) reached substantial completion, and as a result, we reclassified $184.0 million from Real estate under construction to Land ($12.1 million), Building and improvements ($167.2 million), and Furniture, fixtures and equipment ($4.8 million) on our consolidated balance sheets. Additionally, during the year ended December 31, 2025, we reclassified $4.7 million from Real estate under construction to Building and improvements ($4.4 million) and Furniture, fixtures and equipment ($0.3 million) on our consolidated balance sheets in connection with certain phases of our 1991 Main Street, Sarasota, Florida (“Aster & Links”) development project, which reached substantial completion in 2024.

Non-cash Disclosures

For year ended December 31, 2025, non-cash investing activity relating to the development of real estate totaled $7.6 million, of which $7.5 million (inclusive of unpaid development fees of $1.8 million and unpaid employee cost sharing and reimbursements of $0.1 million) was included in Building and improvements in our consolidated balance sheets and $0.1 million was included in Real estate under construction in our consolidated balance sheets. For the year ended December 31, 2024, non-cash investing activity relating to the development of real estate totaled and $21.0 million for the year ended (inclusive of unpaid development fees of $2.2 million and unpaid employee cost sharing and reimbursements of $0.9 million), which was included in Real estate under construction in our consolidated balance sheets.

Depreciation Expense

Depreciation expense was $8.5 million, and $4.0 million for the years ended December 31, 2025, and 2024, respectively, and is included in Depreciation and amortization in our consolidated statements of operations.

Note 6 – Intangible Assets and Liabilities

The following table summarizes our intangible assets and liabilities (amounts in thousands):

	December 31,
	2025			2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
In-place leases	$2,538	$(1,023)	$1,515	$2,871	$(1,188)	$1,683
Indefinite-Lived Intangible Assets
Development rights	5,659	—	5,659	5,659	—	5,659
Total intangible assets	$8,197	$(1,023)	$7,174	$8,530	$(1,188)	$7,342

Finite-Lived Intangible Liabilities
Below-market leases	$(1,538)	$411	$(1,127)	$(1,743)	$518	$(1,225)
Total intangible liabilities	$(1,538)	$411	$(1,127)	$(1,743)	$518	$(1,225)

During the years ended December 31, 2025, and 2024, the amortization of in-place lease intangible assets was $0.2 million, and $0.1 million, respectively, and is included in Depreciation and amortization in our consolidated statements of operations.

During the years ended December 31, 2025, and 2024, the amortization of below-market lease liability was $0.1 million and $0.1 million, respectively, and is included in Rental revenue in our consolidated statements of operations.

Based on the intangible assets and liabilities recorded as of December 31, 2025, scheduled annual net amortization of intangibles for the next five calendar years and thereafter is as follows (amounts in thousands):

Years Ending December 31,	Increase in Rental Revenue	Increase to Amortization	Net
2026	$(77)	$105	$28
2027	(77)	105	28
2028	(77)	105	28
2029	(77)	105	28
2030	(77)	105	28
Thereafter	(742)	990	248
	$(1,127)	$1,515	$388

Note 7 – Debt, Net

2025 Debt Transactions

On September 29, 2025, we, through our indirect majority-owned subsidiaries, entered into a variable-rate non-recourse mortgage loan providing for up to $163.3 million in principal amount (the “Aster & Links Mortgage Loan”), and a variable-rate non-recourse mezzanine loan providing for up to $40.8 million in principal amount (the “Aster & Links Mezzanine Loan”, and together with the Aster & Links Mortgage Loan, the “Aster & Links Loans”) with SM Finance III LLC, as lender (the “Aster & Links Refinance Transactions”). Proceeds from the Aster & Links Refinance Transactions were used to extinguish the existing Aster & Links construction loan (the “1991 Main Construction Loan”) and mezzanine loan (the “1991 Main Mezzanine Loan”), resulting in a loss on extinguishment of debt of $3.0 million, which includes a non-cash write off of unamortized deferred financing costs of $2.6 million. Additional details regarding the loans are described below.

2024 Debt Transactions

On June 28, 2024, we, through our indirect majority-owned subsidiary entered into a variable-rate construction loan agreement for up to $104.0 million in principal amount (the “1000 First Construction Loan”) with various lenders, which is secured by our investment in VIV.

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

The following table details our Debt, net (dollars in thousands):

	December 31, 2025			Carrying Value as of December 31,
Indebtedness	Weighted Average Interest Rate	Maturity Date	Maximum Facility	2025	2024
Fixed rate loans:
1991 Main Mezzanine Loan (1)	—	—	—	$—	$46,243
900 8th Land Loan (2)	9.50%	July 2026	N/A	10,000	10,000
Variable rate loans:
1991 Main Construction Loan (1)	—	—	—	—	97,521
1000 First Construction Loan (3)	SOFR + 3.80%	June 2027	$104,000	81,300	29,468
Aster & Links Loans (4)	SOFR + 2.55%	October 2027	$204,138	173,925	—
Total debt				265,225	183,232
Unamortized debt issuance costs				(2,274)	(3,931)
Unamortized debt discount				(2,313)	(2,284)
Debt, net				$260,638	$177,017

(1)	Both the 1991 Main Mezzanine Loan and the 1991 Main Construction Loan were repaid in full in connection with the Aster & Links Refinancing Transaction.

(2)	The 900 8th Land Loan is secured by our investment at 900 8th Avenue South, Nashville, Tennessee. The 900 8th Land Loan contained two six-month extension options, both of which have been exercised as of December 31, 2025.

(3)	The 1000 First Construction Loan contains two one-year extension options, exercisable at our election, subject to certain terms and conditions set forth in the loan agreement. Advances under the 1000 First Construction Loan bear interest at a per annum rate equal to the one-month term Secured Overnight Financing Rate (“SOFR”) plus 3.80%, subject to a minimum all-in per annum rate of 7.55%. To mitigate our exposure to increases to the one-month SOFR, we have obtained an interest rate cap (see “Note 9 – Derivative Instruments”). The 1000 First Construction Loan is prepayable in whole or in part at any time with not less than 45 days’ notice. Full prepayment is subject to an interest make-whole amount, if any, calculated as of the prepayment date.

(4)	The Aster & Links Loans bear interest at a fluctuating rate based on: (i) one-month term SOFR, subject to a 3.25% floor, plus (ii) a blended rate of 2.55%, and requires interest-only monthly payments during their term. The Aster & Links Loans each contain two one-year extensions exercisable at our election, subject to certain terms and conditions set forth in each of the loan agreements. The Aster & Links Loans are secured by a first-priority mortgage on Aster & Links and a pledge of the borrower’s equity interest in an indirect subsidiary of the Company. To mitigate our exposure to increases to the one-month term SOFR, we have obtained interest rate caps (see “Note 9 – Derivative Instruments”). The Aster & Links Loans are prepayable in whole or in part at any time with not less than 30 days’ notice, however, if prepaid in full prior to October 2026, such prepayment is subject to an interest make-whole amount, if any, calculated as of the prepayment date.

The following table summarizes the scheduled future principal payments, exclusive of extension options, under our debt arrangements as of December 31, 2025 (amounts in thousands):

Year ended December 31,
2026	$10,000
2027	255,225
2028	—
2029	—
2030	—
Thereafter	—
Total	$265,225

Interest paid, net of capitalized interest for the years ended December 31, 2025 and 2024, was $17.1 million and $7.5 million, respectively. During the year ended December 31, 2024 we capitalized unpaid lender fees of less than $0.1 million, which is a non-cash financing activity.

Amortization of deferred financing costs for the years ended December 31, 2025 and 2024, was $2.8 million and $2.3 million, respectively, of which $0.7 million and $1.0 million was capitalized, respectively.

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

We are subject to various financial and operational covenants in connection with the Aster & Links Loans and 1000 First Construction Loan which include, but are not limited to, maintaining liquid assets of no less than $10.0 million and a net worth of no less than $110.0 million. As of December 31, 2025 and 2024, we were in compliance with all of our loan covenants.

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

Recurring Fair Value Measurements

Assets measured at fair value on a recurring basis is comprised of our interest rate caps (see “Note 9 – Derivative Instruments”). The valuation of our interest rate caps were determined by management based on a valuation prepared by an independent third-party and is classified as Level 2 in the fair value hierarchy, as the valuation is approximated using market values of similar instruments in active markets.

The following table sets forth the carrying value and estimated fair value of our debt arrangements as of December 31, 2025 and 2024 (amounts in thousands):

		December 31,
		2025		2024
	Level	Carrying Value (1)	Fair Value (2)	Carrying Value (1)	Fair Value (2)
Total indebtedness	3	$260,638	$265,225	$177,017	$183,088

(1)	Amounts disclosed are net of unamortized debt issuance costs and debt discounts.

(2)	We estimate the fair value of our indebtedness by discounting the expected future loan payments using current market interest rates. These rates reflect market conditions and consider the quality of the underlying collateral, the credit quality of the tenant or borrower, and the remaining loan term.

We estimated that our other financial assets and liabilities had fair values that approximated their carrying values as of December 31, 2025 and 2024.

Note 9 – Derivative Instruments

In connection with our 1000 First Construction Loan, Aster & Links Mortgage Loan and Aster & Links Mezzanine Loan (collectively, the “Variable Rate Loans”) (Note 7 – Debt, Net), we are required to obtain and maintain interest rate protection in the form of interest rate caps during the term of the Variable Rate Loans to effectively limit the impact of increases in the one-month SOFR. We are subject to credit risk by the counterparty of these derivative instruments in the event of non-performance under the derivative contracts, however we believe the risk to be minimal.

The following table details our derivative financial instruments as of December 31, 2025 (dollars in thousands):

Interest Rate Derivative	Notional Amount	Strike	Maturity Date
1991 Main Construction Loan interest rate cap	$130,000	5.07%	July 2026
1000 First Construction Loan interest rate cap	$104,000	6.25%	July 2026
Aster & Links Loans interest rate caps	$204,138	6.00%	October 2027

The following table details the fair value of our derivative financial instruments (amounts in thousands):

	Fair Value as of December 31, (1)
Interest Rate Derivative	2025	2024
Interest rate caps	$11	$3

(1)	Amounts are included in Other assets in our consolidated balance sheets.

The following table details the effect of our derivative financial instruments on our consolidated statement of operations for the years ended December 31, 2025 and 2024 (amounts in thousands):

		Years Ended December 31,
Interest Rate Derivative	Location of Gain (Loss)	2025	2024
Interest rate caps	Other expense	$(32)	$(225)

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

For the years ended December 31, 2025, and 2024, we issued 172,523, and 41,774, respectively, Class A units. As of December 31, 2025, there were 3,836,696 Class A units, 100,000 Class B units and one Class M unit issued and outstanding. As of December 31, 2024, there were 3,664,173 Class A units, 100,000 Class B units and one Class M unit issued and outstanding.

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

Basic and Diluted Loss Per Class A Unit

For the years ended December 31, 2025, and 2024, the basic and diluted weighted-average units outstanding were 3,735,891, and 3,638,258, respectively. For the years ended December 31, 2025, and 2024, net loss attributable to our Class A units was $40.0 million, and $23.9 million, respectively, and the loss per basic and diluted unit was $10.72, and $6.56, respectively.

Note 11 – Commitments and Contingencies

Litigation

From time to time the Company may become involved in certain non-material litigation, as described below, or other claims arising in the ordinary course of business. As of December 31, 2025, neither we nor any of our subsidiaries were subject to any material legal proceedings nor were we aware of any material legal proceedings threatened against us or any of our subsidiaries.

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

We dispute any liability in this litigation, believe we have substantial defenses to Galinn’s claims, and continue to vigorously defend the matter.

Development Projects

In connection with the development of our commercial real estate assets, we have entered into separate construction management agreements for each asset which contain terms and conditions that are customary for the related scope of work. As of December 31, 2025, we have two development projects with an aggregate unfunded commitment of $14.3 million. As of December 31, 2025, $12.4 million, inclusive of retainage of $12.2 million, is outstanding and payable in connection with these developments.

Note 12 – Segment Reporting

We identify our operating segments based on the way we organize and evaluate our business, which consists of:

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

We believe that analyzing net operating income (loss) by segment (“Segment NOI”) provides a useful measure of our performance of our business, as it reflects the core rental operations of our operating real estate. Segment NOI is calculated as total revenues, less property expenses, excluding corporate level items, such as management fees incurred to our Manager (see Note 4 – Related Party Arrangements), depreciation and amortization, general and administrative expenses, interest expense, and other non-operating items.

The following table details the results of Segment NOI, reconciled to Loss before income taxes as reported on our consolidated statement of operations for the years ended December 31, 2025, and 2024 (amounts in thousands):

	Year Ended December 31, 2025			Year Ended December 31, 2024
	Commercial Segment	Mixed-use Segment	Total	Commercial Segment	Mixed-use Segment	Total
Segment NOI:
Rental revenue	$936	$8,251	$9,187	$1,099	$1,576	$2,675
Property expenses	(2,077)	(9,580)	(11,657)	(1,145)	(2,989)	(4,134)
Total Segment NOI	$(1,141)	$(1,329)	$(2,470)	$(46)	$(1,413)	$(1,459)
Non-segment items:
Management fees, included in Property expenses			(3,309)			(2,705)
General and administrative			(6,166)			(5,111)
Interest expense			(17,441)			(10,006)
Depreciation and amortization			(8,707)			(4,215)
Impairment of real estate			—			(777)
Interest income			1,028			646
Other expense			(46)			(228)
Loss on extinguishment of debt			(2,960)			—
Loss before income taxes			$(40,071)			$(23,855)

The following table details the significant expense categories by segment for the years ended December 31, 2025, and 2024 (amounts in thousands):

	Years Ended December 31,
	2025			2024
	Commercial Segment	Mixed-use Segment	Total	Commercial Segment	Mixed-use Segment	Total
Property expenses:
Real estate taxes	$1,454	$2,741	$4,195	$628	$423	$1,051
Repairs & maintenance	251	1,681	1,932	159	512	671
Insurance	292	1,466	1,758	266	399	665
Management fees (1)	45	1,602	1,647	45	812	857
Utilities	34	863	897	47	394	441
Other property expenses	1	1,227	1,228	—	449	449
Total property expenses (1)	$2,077	$9,580	$11,657	$1,145	$2,989	$4,134

(1)	Excludes management fees incurred to our Manager (see Note 4 – Related Party Arrangements).

The following table details our total assets by segment as of December 31, 2025, and 2024 (amounts in thousands):

	December 31,
	2025	2024
Commercial Segment	$97,038	$97,358
Mixed-use Segment	443,301	395,642
Other non-segment assets (1)	23,857	24,591
Total assets	$564,196	$517,591

(1)	Other non-segment assets primarily consist of cash and cash equivalents not attributable to specific reportable segments.

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

Tokeneke Transactions

On March 3, 2026, the Company, through our indirect wholly-owned subsidiary BPOZ 100 Tokeneke Holding, LLC (“BPOZ Tokeneke”), made a loan (the “BPOZ Tokeneke Loan”) in the principal amount of $5.0 million, evidenced by a convertible promissory note (the “BPOZ Tokeneke Note”), to 100 Tokeneke Road, LLC (“Tokeneke Road”). The BPOZ Tokeneke Loan bears interest at a rate of 3.6% per annum, computed on the basis of a 365/366-day year, and, unless earlier converted, is due and payable on March 3, 2028. The BPOZ Tokeneke Note is convertible, in whole or in part, in the sole discretion of BPOZ Tokeneke into that number of Class A units of 100 Tokeneke Partners, LLC (“Tokeneke Partners”) and direct holding company for Tokeneke Road, that equal the total amount then being converted, divided by $14.50 per Class A unit (the “Conversion Price”), subject to adjustment as provided in the BPOZ Tokeneke Note. The proceeds of the BPOZ Tokeneke Loan were immediately applied by Tokeneke Road in connection with consummation of its purchase of certain real property located at 100 Tokeneke Road, Darien, Connecticut (the “Property”).

Concurrently with our extension of the BPOZ Tokeneke Loan, Belpointe Tokeneke Investment, LLC, which is indirectly owned by an entity in which certain immediate family members of the Company’s Chief Executive Officer hold a passive beneficial ownership interest (the “Related Party”), also made a loan (the “Related Party Loan”) in the principal amount of $3.3 million, evidenced by a convertible promissory note (the “Related Party Note”), to Tokeneke Road. The Related Party Loan bears interest at a rate of 3.6% per annum, computed on the basis of a 365/366-day year, and is due and payable on March 3, 2028. The Related Party Note contains a mandatory post-closing conversion clause which required $0.6 million of the principal balance of the Related Party Loan be converted into Class A units in Tokeneke Partners (the “Mandatory Conversion”). Following the Mandatory Conversion the Related Party became the 50% beneficial owner of Tokeneke Partners. The remaining balance of the Related Party Note is convertible, in whole or in part, in the sole discretion of the Related Party into that number of Class A units of Tokeneke Partners that equal the total amount then being converted divided by the Conversion Price, subject to adjustment as provided in the Related Party Note. The proceeds of the Related Party Loan were immediately applied by Tokeneke Road in connection with consummation of its purchase of the Property.

Redemption of CMC Class A Preferred Equity Interests

On March 9, 2026, we, through CMC Storrs SPV, LLC, (“CMC”), an entity in which we indirectly own a 100% controlling interest, entered into a letter agreement (the “CMC Letter Agreement”) with an entity holding Class A preferred equity (the “Class A Preferred Equity”) representing a non-voting economic interest in CMC to redeem the Class A Preferred Equity in accordance with the terms of CMC’s Amended and Restated Limited Liability Company Agreement for an aggregate amount of $1.6 million representing the entities original investment together with all accrued and unpaid preferred returns thereon through the date of the CMC Letter Agreement.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated, as of the end of the period covered by this Form 10-K, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management has determined that our internal control over financial reporting as of December 31, 2025 was effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Executive Officers and Directors

The following table sets forth information about our executive officers and directors as of the date of this Form 10-K:

Name	Age	Position
Brandon E. Lacoff	51	Chairman of the Board and Chief Executive Officer
Martin Lacoff	78	Director, Chief Strategic Officer and Principal Financial Officer
Dean Drulias	79	Independent Director
Timothy Oberweger	51	Independent Director
Shawn Orser	51	Independent Director
Ronald Young Jr.	51	Independent Director

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

Sarah Broderick is the Founder of The FEAT, formed in November 2018, which delivers products and services aimed at bringing professionals that have left traditional roles in corporate America back into the economy. Ms. Broderick is also currently and has been since November 2020, the executive-in-residence at the UConn Werth Institute for Entrepreneurship and Innovation and also has served on the Werth Institute’s Advisory Board since January 2021. Prior to founding The FEAT, Ms. Broderick served as the COO/CFO and member of the Board of Directors of VICE Media from March 2016 to November 2018. Earlier in her career, Ms. Broderick held senior roles across a range of organizations, including oversight of the SEC reporting and the global accounting operations for General Electric from June 2012 to September 2014, and leadership positions at Endeavor from September 2014 to March 2016, NBC Universal from July 2009 to June 2012 and Deloitte from July 2000 to July 2009. Ms. Broderick serves on the Board of Directors of the Girl Scouts of Connecticut, a position which she has held since May 2008 and has been involved in fundraising for the UConn Foundation since November 2019. Ms. Broderick holds a Master of Science in Accounting and a Bachelor of Science in Accounting from the University of Connecticut, where she was also a four-year member and captain of the UConn softball team.

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

Code of Ethics

We have a Code of Business Conduct and Ethics, which applies to our employees, if any, officers and directors and is available on our website, www.belpointeoz.com, under the “Corporate Overview—Corporate Governance Documents” section of our “Investor Relations” page. We intend to disclose any amendments to or waivers of our Code of Business Conduct and Ethics on behalf of our principal executive officer, principal financial officer or principal accounting officer, either on our website or in a Current Report on Form 8-K filing.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who beneficially own more than ten percent of our Class A units to file initial reports of ownership and reports of changes in ownership with the SEC and furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us or written representations from such persons that they were not required to file a Form 5 to report previously unreported ownership or changes in ownership, we believe that, with respect to the year ended December 31, 2025, such persons complied with all such filing requirements.

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

Item 11. Executive Compensation.

We are externally managed and currently have no employees or intention of having any employees. Our executive officers also serve as officers of our Manager and members of the Sponsor Group. Our Management Agreement provides that our Manager will be responsible for managing our day-to-day operations and investment activities, as such our executive officers do not receive compensation from us or any of our subsidiaries for serving as our executive officers but, rather, receive compensation from our Manager. We will not reimburse our Manager for any compensation paid to our executive officers. Our Management Agreement does not require our executive officers to dedicate a specific amount of time to the conduct of our business and affairs or prohibit our executive officers from engaging in other activities or providing services to other persons, including affiliates of our Manager and Sponsor. Accordingly, our Manager has informed us that it cannot identify the portion of compensation it will award to our executive officers that relates solely to such executives’ services to us, as our Manager does not compensate its employees specifically for such services. Furthermore, we do not have employment agreements with our executive officers, we do not provide pension or retirement benefits, perquisites or other personal benefits to our executive officers, our executive officers have not received any nonqualified deferred compensation and we do not have arrangements to make payments to our executive officers upon their termination or in the event of a change in control of us.

Non-Employee Director Compensation

We commenced principal operations on October 28, 2020. For the year ended December 31, 2025, the chairman of our audit committee received $23,750, and each of our three remaining non-employee directors received $20,000, respectively, in cash compensation for their service as directors. Going forward, we intend to establish a policy to compensate each of our non-employee directors on an annual basis paid in quarterly installments in arrears, which compensation may, in the sole discretion of our Board, be paid to members in the form of cash or equity, or a combination of both cash and equity. We also intend to adopt a unit ownership policy for our non-employee directors in order to better align our non-employee directors’ financial interests with those of our unitholders by requiring non-employee directors to own a minimum level of our Class A units.

We do not pay our directors additional fees for attending board meetings, but we reimburse each of our directors for reasonable out-of-pocket expenses incurred in connection with attending board and committee meetings (including, but not limited to, airfare, hotel and food). For the year ended December 31, 2025, all of our Board and committee meetings have been held virtually and our directors did not incur any expenses in connection with attending board or committee meetings.

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

As of March 13, 2026, there were 3,896,184 Class A units issued and outstanding, 100,000 Class B units issued and outstanding and one Class M unit issued and outstanding.

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

	Class A units Beneficially Owned		Class B units Beneficially Owned		Class M units Beneficially Owned
Name of Beneficial Owner	Number	Percent	Number	Percent	Number	Percent
Directors and Officers
Brandon E. Lacoff (1)(2)	207	*	100,000	100%	1	100%
Martin Lacoff (3)	12	*	—	—%	—	—%
All directors and officers as a group	219	*	100,000	100%	1	100%

5% Unitholders
Empirical Financial Services, LLC d.b.a. Empirical Wealth Management(4)	248,081	6%	—	—%	—	—%
Precision Wealth Strategies, LLC(5)	235,796	6%	—	—%	—	—%
Belpointe PREP Manager, LLC (2)	—	—%	100,000	100%	1	100%

*	Represents less than 1%

(1)	Belpointe, LLC, our Sponsor, owns 206 Class A units and Belpointe Capital Management, LLC (“BCM”), an affiliate of our Sponsor, owns one Class A unit. Brandon E. Lacoff, the manager of our Sponsor and BCM, may be deemed to share voting and dispositive power with respect to the Class A units held by our Sponsor and BCM.

(2)	Belpointe PREP Manager, LLC, our Manager, owns 100,000 Class B units and one Class M unit, and Brandon E. Lacoff, the manager of our Manager, may be deemed to share voting and dispositive power with respect to the Class B units and Class M unit held by our Manager.

(3)	M&C Partners III, owns 12 Class A units and Martin Lacoff and his spouse share voting and dispositive power with respect to the Class A Units.

(4)	Based on information contained in a Schedule 13G/A filed with the SEC by Empirical Financial Services, LLC. d.b.a. Empirical Wealth Management (“Empirical”) on January 29, 2026. According to the Schedule 13G/A, as of December 31, 2025, Empirical had sole power to vote or direct the vote of 245,458 of our Class A units beneficially owned and sole power to dispose of or direct the disposition of 248,081 of our Class A units beneficially owned. The address of Empirical’s principal business office is 1420 5th Avenue, Suite 3150, Seattle, Washington 98101. The Schedule 13G/A provides information only as of December 31, 2025 and, consequently, the beneficial ownership of Empirical may have changed between December 31, 2025 and the filing date of this Form 10-K.

(5)	Based on information contained in a Schedule 13G filed with the SEC by Precision Wealth Strategies, LLC on January 23, 2025. According to the Schedule 13G, as of December 31, 2024, Precision Wealth Strategies, LLC had sole power to vote or direct the vote of 235,796 of our Class A units beneficially owned and sole power to dispose of or direct the disposition of 235,796 of our Class A units beneficially owned. The address of Precision Wealth Strategies, LLC principal business office is 4622 Macklind Avenue St. Louis MO 63109. The Schedule 13G provides information only as of December 31, 2024 and, consequently, the beneficial ownership of Empirical may have changed between December 31, 2024 and the filing date of this Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following describes all transactions during the year ended December 31, 2025 and all currently proposed transactions involving us, our executive officers, directors, Manager, Sponsor and any of their respective affiliates.

Our Affiliate Transactions

Our Transaction with Belpointe Development Holding, LLC

On May 16, 2024, we entered into an agreement, which has since been amended, to borrow up to $3.0 million in principal amount from Belpointe Development Holding, LLC, an affiliate of our Chief Executive Officer, pursuant to the terms of a revolving credit facility agreement (the “BDH Facility”). Interest accrues on the BDH Facility at an annual rate of 5.0%, due and payable at maturity. The BDH Facility is due to mature on August 31, 2026. Proceeds under the BDH Facility are to be used for general corporate purposes. During the year ended December 31, 2025, we repaid the outstanding balance of $2.6 million, and accrued interest of $0.2 million. As of December 31, 2025, there was no outstanding borrowings or accrued interest due under the BDH Facility.

Our Transaction with 100 Tokeneke Road, LLC

On March 3, 2026, the Company, through our indirect wholly-owned subsidiary BPOZ 100 Tokeneke Holding, LLC, a Connecticut limited liability company (“BPOZ Tokeneke”), made a loan (the “BPOZ Tokeneke Loan”) in the principal amount of $5.0 million, evidenced by a convertible promissory note (the “BPOZ Tokeneke Note”), to 100 Tokeneke Road, LLC, a Connecticut limited liability company (“Tokeneke Road”). The BPOZ Tokeneke Loan bears interest at a rate of 3.6% per annum, computed on the basis of a 365/366-day year, and, unless earlier converted, is due and payable on March 3, 2028. The BPOZ Tokeneke Note is convertible, in whole or in part, in the sole discretion of BPOZ Tokeneke into that number of Class A units of 100 Tokeneke Partners, LLC, a Connecticut limited liability company (“Tokeneke Partners”) and direct holding company for Tokeneke Road, that equal the total amount then being converted, divided by $14.50 per Class A unit (the “Conversion Price”), subject to adjustment as provided in the BPOZ Tokeneke Note. The proceeds of the BPOZ Tokeneke Loan were immediately applied by Tokeneke Road in connection with consummation of its purchase of certain real property located at 100 Tokeneke Road, Darien, Connecticut (the “Property”).

Concurrently with our advancement of the BPOZ Tokeneke Loan, Belpointe Tokeneke Investment, LLC, a Connecticut limited liability company indirectly owned by an entity in which certain immediate family members of the Company’s Chief Executive Officer hold a passive beneficial ownership interest (the “Related Party”), also made a loan (the “Related Party Loan”) in the principal amount of $3.3 million, evidenced by a convertible promissory note (the “Related Party Note”), to Tokeneke Road. The Related Party Loan bears interest at a rate of 3.6% per annum, computed on the basis of a 365/366-day year, and is due and payable on March 3, 2028. The Related Party Note contains a mandatory post-closing conversion clause which required $0.6 million of the principal balance of the Related Party Loan be converted into Class A units in Tokeneke Partners (the “Mandatory Conversion”). Following the Mandatory Conversion the Related Party became the 50% beneficial owner of Tokeneke Partners. The remaining balance of the Related Party Note is convertible, in whole or in part, in the sole discretion of the Related Party into that number of Class A units of Tokeneke Partners that equal the total amount then being converted divided by the Conversion Price, subject to adjustment as provided in the Related Party Note. The proceeds of the Related Party Loan were immediately applied by Tokeneke Road in connection with consummation of its purchase of the Property.

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

The initial term of the Management Agreement continued through December 31, 2025 and, following an evaluation of the Manager’s performance by the Board, was thereafter renewed for a subsequent three-year term. The Management Agreement may only be terminated (i) for “cause,” (ii) upon the bankruptcy of our Manager, or (iii) upon a material breach of the Management Agreement by our Manager. “Cause” is defined in the Management Agreement to mean fraud or willful malfeasance, gross negligence, the commission of a felony or a material violation of applicable law, in each case that has or could reasonably be expected to have a material adverse effect on us. Following the current term, the Management Agreement will automatically renew for an unlimited number of three-year terms unless we elect not to renew it by providing our Manager with 180 days’ prior notice.

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

Management Fee, Class B Units and Expense Reimbursement

As compensation for its services under the Management Agreement, we pay our Manager a quarterly management fee at an annualized rate of 0.75%. The management fee is based on our NAV at the end of each fiscal quarter. During the years ended December 31, 2025, and 2024, we incurred management fees due to our Manager of $3.3 million and $2.7 million, respectively.

As additional compensation for its services under the Management Agreement, we issued our Manager 100,000 Class B units, representing all of our issued and outstanding Class B units. The Class B units entitle our Manager to 5% of any gain recognized by or distributed to us or recognized by or distributed from our Operating Companies or any subsidiary. As a result, any time we recognize an operating gain (excluding depreciation) or receive a distribution, whether from continuing operations, net sale proceeds, refinancing transactions or otherwise, our Manager is entitled to receive 5% of the aggregate amount of such gain or distribution, regardless of whether the holders of our Class A units have received a return of their capital. The allocation and distribution rights that our Manager is entitled to with respect to its Class B units may not be amended, altered or repealed, and the number of authorized Class B Units may not be increased or decreased, without the consent of our Manager. During the years ended December 31, 2025 and 2024, we did not make any Class B unit allocations or distributions to our Manager.

Pursuant to the Management Agreement, we reimburse our Manager and its affiliates, including members of the Sponsor Group, for actual fees and expenses incurred in connection with our Public Offerings, the selection, origination, acquisition, management and disposition of our investments, and for out-of-pocket expenses paid to third parties in connection with providing services to us. Expenses reimbursable are payable at the election of the recipient in cash, by issuance of our Class A units at the then-current NAV, or through some combination of the foregoing. For additional details regarding the Offer and the Merger see, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations— History and Development of the Company

During the years ended December 31, 2025, and 2024, our Manager and its affiliates, including members of the Sponsor Group, incurred $2.1 million, and $2.6 million, respectively, for fees and expenses on our behalf.

Our Services and Cost Sharing Agreement

Pursuant to the Services and Cost Sharing Agreement, members of the Sponsor Group provide our Manager with access to portfolio management, asset valuation, risk management and asset management services, as well as administration services addressing legal, compliance, investor relations and information technologies necessary for the performance by our Manager of its duties under the Management Agreement, and members of the Sponsor Group are entitled to receive expense reimbursements and our Manager’s allocable share of employment costs incurred by the members of the Sponsor Group. For additional details regarding our Services and Cost Sharing Agreement, see Item 1. “Business—Human Capital.”

During the years ended December 31, 2025, and 2024, member of the Sponsor Group incurred $2.1 million and $2.1 million, respectively, for fees, expenses and employment costs on our behalf.

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

The development company receiving the Development Fee is indirectly owned by our Chief Executive Officer and beneficially owned by certain immediate family members of our Chief Executive Officer. For additional details regarding our acquisitions of 1991 Main Street, 902-1020 First, and 900 8th Avenue South see, Part I, Item 1—Our Investments.

During the year ended December 31, 2025, we incurred $2.1 million for development fees, and we incurred $2.2 million for employee reimbursement expenditures relating to projects under development. During the year ended December 31, 2024, we incurred $4.2 million for development fees, and we incurred $1.7 million for employee reimbursement expenditures relating to projects under development.

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

Item 14. Principal Accountant Fees and Services

The following table sets forth the aggregate fees for professional services provided by CohnReznick LLP, our independent registered public accounting firm for the year ended December 31, 2025, and Citrin Cooperman & Company, LLP, our previous independent registered public accounting firm for the year ended December 31, 2024:

	Year Ended December 31,
	2025	2024
Audit fees (1)	$150,000	$132,000
Tax fees (2)	—	—
Total	$150,000	$132,000

(1)	Audit fees consist of fees for services related to the annual audit of our fiscal 2025 and 2024 consolidated financial statements, reviews of our interim unaudited consolidated financial statements, and services that are normally provided in connection with statutory and regulatory filings and engagements.

(2)	Tax fees consist of fees for professional services rendered during 2025 for 2024 state and federal tax compliance.

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

(3) Exhibits: The following exhibits are filed with this Form 10-K:

Exhibit		Incorporated by Reference
Number	Description	Form	File Number	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of April 21, 2021, by and among Belpointe PREP, LLC, BREIT Merger, LLC and Belpointe REIT, Inc.	S-11	333-255424	2.1	April 22, 2021
3.1	Certificate of Formation.	S-11	333-255424	3.1	April 22, 2021
3.2	Amended and Restated Limited Liability Company Operating Agreement.	S-11	333-255424	3.2	April 22, 2021
4.1	Form of Subscription Agreement (included in Appendix B).	S-11	333-271262	4.1	April 22, 2021
4.2*	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934
10.1	Management Agreement by and among Belpointe PREP, LLC, Belpointe PREP OC, LLC, Belpointe PREP TN OC, LLC, Belpointe PREP Manager, LLC and Belpointe LLC.	S-11	333-255424	10.1	April 22, 2021
10.2	Form of Amended and Restated Services and Cost Sharing Agreement.	10-Q	001-40911	10.1	November 14, 2025
10.3	Form of Indemnification Agreement.	10-Q	001-40911	10.2	November 14, 2025
10.4†	Agreement for Purchase and Sale, dated as of September 15, 2025, by and between 900 Eighth, LP and WP South Acquisitions, L.L.C.	10-Q	001-40911	10.3	November 14, 2025
10.5†	Letter Agreement, dated January 6, 2026	8-K	001-40911	10.1	January 12, 2026
19.1*	Insider Trading Policy
21*	Subsidiaries of Registrant.
23*	Consent of Citrin Cooperman & Company, LLP
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Belpointe PREP, LLC Clawback Policy.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
†	Certain confidential portions of this Exhibit have been omitted by means of marking such portions with brackets (“[***]”) because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) or the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 19, 2026

Belpointe PREP, LLC

By:	/s/ Brandon E. Lacoff
Brandon E. Lacoff
Chairman of the Board and Chief Executive Officer

By:	/s/ Martin Lacoff
Martin Lacoff
Director, Chief Strategic Officer, Principal Financial Officer and Principal Accounting Officer

