Form 10-Q
period 2026-03-31
Belpointe PREP, LLC
filed 2026-05-13
CIK 1807046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Yes ☐ No ☒

As of May 8, 2026, the registrant had 3,898,104 Class A units, 100,000 Class B units and one Class M unit outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains express or implied “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are intended to qualify for the “safe harbor” from liability established by those sections. Forward-looking statements reflect the current views of Belpointe PREP, LLC, a Delaware limited liability company (together with its subsidiaries, the “Company,” “we,” “us,” or “our”) based on information currently available to us with respect to, among other things, our future results of operations and financial performance. In some cases, you can identify forward-looking statements by words such as “anticipate,” “approximately,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” and “would” or the negative version of these words or other comparable words or statements that do not relate strictly to historical or factual matters. By their nature, forward-looking statements speak only as of the date they are made, are not statements of historical fact or guarantees of future performance and are subject to risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify, including those risks described under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, a copy of which may be accessed here, and, in particular due to changes with respect to borrowing costs as a result of interest rates and other factors, our ability to raise capital and access debt financing to continue to execute on our investment strategy, higher rates of inflation and potentially higher costs associated with the development of our projects, the impact on regional labor markets as a result of changes in immigration policies, changes in the availability and price of insurance coverage, construction delays, delays in the lease-up and stabilization of our properties, fluctuations in occupancy rates, tenant non-renewals and tenant defaults as a result of market conditions, including layoffs, and fluctuations in market rents as a result of competition, severe weather events and other natural phenomena, international, national, regional and local economic factors and other market conditions beyond our control, including impacts and uncertainties from political unrest, changes to trade policies, trade disputes and tariffs, recent military actions in Iran and the Middle East, cybersecurity risks related to artificial intelligence and machine learning technology, including incidents impacting third-party service providers that we rely on to conduct our business, changes in federal income tax laws resulting from the recent enactment of the One Big Beautiful Bill Act of 2025, and the forthcoming related administrative guidance and regulations, as well as other recent and prospective legislation and regulation, including landlord-tenant laws in the markets in which we operate and the projected impact of such factors on our business, financial performance and operating results. Any forward-looking statements expressing an expectation or belief as to future events is expressed in good faith and believed to be reasonable at the time such forward-looking statement is made. However, there can be no assurance that management’s expectations, beliefs and projections will result or be achieved, and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Belpointe PREP, LLC

Consolidated Balance Sheets

(in thousands, except unit data)

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Real estate
Land	$63,116	$63,116
Building and improvements	411,234	410,263
Furniture, fixtures and equipment	7,773	7,700
Intangible assets	8,197	8,197
Real estate under construction	57,915	57,838
Total real estate	548,235	547,114
Accumulated depreciation and amortization	(18,297)	(15,234)
Real estate, net	529,938	531,880
Cash and cash equivalents	19,568	24,342
Due from affiliates	14	—
Convertible loan receivable from affiliate	5,000	—
Other assets	11,222	7,974
Total assets	$565,742	$564,196

Liabilities
Debt, net	$275,516	$260,638
Due to affiliates	9,936	9,366
Intangible liabilities, net	1,107	1,127
Accounts payable	3,513	12,383
Accrued expenses and other liabilities	9,576	5,467
Total liabilities	299,648	288,981

Commitments and contingencies	—	—

Members’ Capital
Class A units, unlimited units authorized, 3,898,104 and 3,836,696 units issued and outstanding at March 31, 2026 and December 31, 2025, respectively	265,486	272,958
Class B units, 100,000 units authorized, 100,000 units issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Class M unit, one unit authorized, one unit issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Total members’ capital excluding noncontrolling interests	265,486	272,958
Noncontrolling interests	608	2,257
Total members’ capital	266,094	275,215
Total liabilities and members’ capital	$565,742	$564,196

See accompanying notes to consolidated financial statements.

Belpointe PREP, LLC

Consolidated Statements of Operations

(Unaudited)

(in thousands, except unit and per unit data)

	Three Months Ended March 31,
	2026	2025
Revenue
Rental revenue	$4,235	$1,739
Total revenue	4,235	1,739

Expenses
Property expenses	5,002	2,704
General and administrative	1,795	1,616
Interest expense	5,285	4,358
Depreciation and amortization	3,077	1,917
Total expenses	15,159	10,595

Other income
Interest income	210	248
Other income (expense)	41	(15)
Total other income	251	233

Net loss	(10,673)	(8,623)
Net loss attributable to noncontrolling interests	8	4
Net loss attributable to Belpointe PREP, LLC	$(10,665)	$(8,619)

Loss per Class A unit (basic and diluted)
Net loss per unit	$(2.75)	$(2.35)
Weighted-average units outstanding	3,879,246	3,666,000

See accompanying notes to consolidated financial statements.

Belpointe PREP, LLC

Consolidated Statements of Changes in Members’ Capital

(Unaudited)

(in thousands, except unit data)

	Class A units		Class B units		Class M unit		Total Members’ Capital Excluding Noncontrolling	Noncontrolling	Total Members’
	Units	Amount	Units	Amount	Units	Amount	Interests	Interests	Capital
Balance at January 1, 2026	3,836,696	$272,958	100,000	$—	1	$—	$272,958	$2,257	$275,215
Issuance of units	61,408	3,210	—	—	—	—	3,210	—	3,210
Redemption of noncontrolling interest	—	—	—	—	—	—	—	(1,641)	(1,641)
Offering costs	—	(17)	—	—	—	—	(17)	—	(17)
Net loss	—	(10,665)	—	—	—	—	(10,665)	(8)	(10,673)
Balance at March 31, 2026	3,898,104	$265,486	100,000	$—	1	$—	$265,486	$608	$266,094

	Class A units		Class B units		Class M unit		Total Members’ Capital Excluding Noncontrolling	Noncontrolling	Total Members’
	Units	Amount	Units	Amount	Units	Amount	Interest	Interest	Capital
Balance at January 1, 2025	3,664,173	$301,776	100,000	$—	1	$—	$301,776	$2,281	$304,057
Issuance of units	4,215	270	—	—	—	—	270	—	270
Net loss	—	(8,619)	—	—	—	—	(8,619)	(4)	(8,623)
Balance at March 31, 2025	3,668,388	$293,427	100,000	—	1	—	$293,427	2,277	$295,704

See accompanying notes to consolidated financial statements.

Belpointe PREP, LLC

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(10,673)	$(8,623)
Adjustments to net loss:
Depreciation and amortization including intangible assets and deferred financing costs	3,751	2,445
Amortization of rent-related intangibles and straight-line rent adjustments	(52)	(37)
Unrealized (gain) loss on interest rate derivatives	(45)	3
Changes in operating assets and liabilities:
Increase in other assets and due from affiliates	(3,864)	(1,188)
Increase in due to affiliates	568	691
Increase (decrease) in accounts payable	11	(132)
Increase in accrued expenses and other liabilities	4,198	223
Net cash used in operating activities	(6,106)	(6,618)

Cash flows from investing activities
Development of real estate	(10,226)	(20,603)
Funding of convertible loan receivable to affiliate	(5,000)	—
Other investing activity	(40)	(26)
Net cash used in investing activities	(15,266)	(20,629)

Cash flows from financing activities
Proceeds from construction loans	11,974	24,042
Proceeds from units issued	3,210	270
Proceeds from term loans	2,230	1,541
Redemption of noncontrolling interests	(1,641)	—
Other financing activities	193	75
Payment of offering costs	—	(6)
Net cash provided by financing activities	15,966	25,922

Net decrease in cash and cash equivalents and restricted cash	(5,406)	(1,325)

Cash and cash equivalents and restricted cash, beginning of period	28,672	28,831
Cash and cash equivalents and restricted cash, end of period	$23,266	$27,506

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

For the three months ended March 31, 2026, we have sold aggregate gross proceeds of $3,210,218 of Class A units in connection with our Follow-on Offering. Together with the gross proceeds raised in our primary offering, which expired in 2024 (our “Primary Offering” and, together with our Follow-on Offering, our “Public Offerings”) and the gross proceeds raised in Belpointe REIT’s prior offerings, as of March 31, 2026, we have raised aggregate gross offering proceeds of $371.8 million.

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

In the opinion of management, all adjustments considered necessary for a fair presentation of our financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The consolidated financial statements as of March 31, 2026, and for the three months ended March 31, 2026 and 2025, are unaudited and may not include year-end adjustments necessary to make them comparable to audited results. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2025 included in our Annual Report on Form 10-K. The operating results for interim periods are not necessarily indicative of operating results for any other interim period or for the entire year.

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

The following table presents the financial data of the consolidated VIEs, which are considered VIEs as they do not have sufficient equity at risk to finance their activities without additional subordinated financial support, included in the consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively (amounts in thousands):

	March 31, 2026	December 31, 2025
	(unaudited)
Assets
Real estate
Land	$53,301	$53,301
Building and improvements	408,698	407,736
Furniture, fixtures and equipment	7,773	7,700
Intangible assets	6,083	6,083
Real estate under construction	57,657	57,580
Total real estate	533,512	532,400
Accumulated depreciation and amortization	(16,885)	(13,886)
Real estate, net	516,627	518,514
Cash and cash equivalents	2,431	2,943
Other assets	7,259	7,288
Total assets	$526,317	$528,745

Liabilities
Debt, net	$275,516	$260,638
Due to affiliates	3,352	3,280
Accounts payable	3,464	12,294
Accrued expenses and other liabilities	5,070	4,685
Total liabilities	$287,402	$280,897

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

Restricted Cash

Restricted cash consists of amounts required to be reserved pursuant to contractual obligations and lender agreements for debt service. The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within our consolidated balance sheets to our consolidated statements of cash flows (amounts in thousands):

	March 31, 2026	December 31, 2025	March 31, 2025
	(unaudited)		(unaudited)
Cash and cash equivalents	$19,568	$24,342	$22,953
Restricted cash (1)	3,698	4,330	4,553
Total cash and cash equivalents and restricted cash	$23,266	$28,672	$27,506

(1)	Restricted cash is included within Other assets on our consolidated balance sheets.

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

Loan Receivable

Our loan receivable consists of our convertible loan due from a related party as further described in Note 4 – Related Party Arrangements. Our loan receivables are carried at amortized cost, including any unamortized discounts or fees, and net of allowance for credit losses, if any. We recognize interest income when collection is probable over the term of the loan receivable, which is calculated based on the contractual terms of the loan agreement. We evaluate the collectibility of our loan receivables primarily based on payment status, the estimated fair value of the collateral, or otherwise when other circumstances indicate that collection is not probable. Accrued but unpaid interest on our convertible loan due from a related party is included within Due from affiliates on our consolidated balance sheets. We estimate expected credit losses over the contractual term of the loan primarily by using methods that project future principal and interest cash flow using reasonable and supportable forecasts, discounted at the effective interest rate. An allowance for credit loss reflects the difference between the amortized cost and the present value of the expected cash flows of the loan.

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)—Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)—Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires public entities to provide disaggregated disclosure of certain income statement expense captions within the footnotes to the financial statements. ASU No. 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. We are currently evaluating the impact ASU No. 2024-03, as clarified by ASU 2025-01 will have on our consolidated financial statements and disclosures.

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

Note 3 – Leases

Lessor Accounting

We earn lease revenue from our residential, retail, office, and warehouse properties that are leased to tenants under operating leases. Certain of our leases may include options to extend or terminate the lease, which are included in the lease term when we are reasonably certain they will be exercised. Revenues from such leases are reported as Rental revenue in our consolidated statements of operations and are comprised of (i) lease components, which includes fixed and variable lease payments, and (ii) non-lease components which includes reimbursements of property level operating expenses. We have elected the practical expedient under Accounting Standards Codification Topic 842, Leases, to combine both lease and non-lease components, as the timing and pattern of transfer are the same.

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

The following table summarizes the components of lease revenues (amounts in thousands):

	Three Months Ended March 31,
	2026	2025
	(unaudited)	(unaudited)
Fixed lease revenues	$4,109	$1,522
Variable lease revenues (1)	73	181
Lease revenues (2) (3)	$4,182	$1,703

(1)	Includes reimbursements for property taxes, insurance, and common area maintenance services.

(2)	Excludes lease intangible amortization of less than $0.1 million and less than $0.1 million for the three months ended March 31, 2026 and 2025, respectively.

(3)	Excludes straight-line rent of less than $0.1 million and less than $0.1 million for the three months ended March 31, 2026 and 2025, respectively.

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

We assess the collectability of substantially all lease payments due, including unbilled rent receivable balances, by reviewing a tenant’s payment history and financial condition, and the age of the receivables. Changes to collectability are recognized as a current period adjustment to rental revenue. We have assessed the collectability of all recorded lease revenues as probable as of March 31, 2026.

Note 4 – Related Party Arrangements

Tokeneke Transactions

On March 3, 2026, the Company, through our indirect wholly-owned subsidiary BPOZ 100 Tokeneke Holding, LLC (“BPOZ Tokeneke”), made a loan (the “BPOZ Tokeneke Loan”) in the principal amount of $5.0 million, evidenced by a convertible promissory note (the “BPOZ Tokeneke Note”), to 100 Tokeneke Road, LLC (“Tokeneke Road”). Tokeneke Road is managed by Tokeneke Manager LLC (the “Tokeneke Manager”), which has exclusive control over the business and affairs of Tokeneke Road. Our Chief Executive Officer controls Tokeneke Manager. Certain immediate family members of our Chief Executive Officer hold an indirect passive beneficial ownership interest in Tokeneke Road and a passive beneficial ownership interest in Tokeneke Manager. Tokeneke Road is recognized as an affiliate of the Company due to the fact that our Chief Executive Officer has the exclusive right to manage the business and affairs of Tokeneke Road through Tokeneke Manager. The BPOZ Tokeneke Loan bears interest at a rate of 3.6% per annum, computed on the basis of a 365/366-day year, and, unless earlier converted, is due and payable on March 3, 2028. The BPOZ Tokeneke Note is convertible, in whole or in part, in the sole discretion of BPOZ Tokeneke into that number of Class A units of 100 Tokeneke Partners, LLC (“Tokeneke Partners”) a direct holding company for Tokeneke Road, that equal the total amount then being converted, divided by $14.50 per Class A unit (the “Conversion Price”), subject to adjustment as provided in the BPOZ Tokeneke Note. The proceeds of the BPOZ Tokeneke Loan were immediately applied by Tokeneke Road in connection with consummation of its purchase of certain real property located at 100 Tokeneke Road, Darien, Connecticut (the “Property”). During the three months ended March 31, 2026, we recognized interest income of less than $0.1 million in connection with the BPOZ Tokeneke Loan.

Concurrently with our advancement of the BPOZ Tokeneke Loan, Belpointe Tokeneke Investment, LLC, an entity in which certain immediate family members of our Chief Executive Officer hold an indirect passive beneficial ownership interest (the “Related Party”), also made a loan (the “Related Party Loan”) in the principal amount of $3.3 million, evidenced by a convertible promissory note (the “Related Party Note”), to Tokeneke Road. The Related Party Loan bears interest at a rate of 3.6% per annum, computed on the basis of a 365/366-day year, and is due and payable on March 3, 2028. The Related Party Note contains a mandatory post-closing conversion clause which required $0.6 million of the principal balance of the Related Party Loan be converted into Class A units in Tokeneke Partners (the “Mandatory Conversion”). Following the Mandatory Conversion the Related Party became the 50% beneficial owner of Tokeneke Partners. The remaining balance of the Related Party Note is convertible, in whole or in part, in the sole discretion of the Related Party into that number of Class A units of Tokeneke Partners that equal the total amount then being converted divided by the Conversion Price, subject to adjustment as provided in the Related Party Note. The proceeds of the Related Party Loan were immediately applied by Tokeneke Road in connection with consummation of its purchase of the Property.

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

For the three months ended March 31, 2026 and 2025, members of the Belpointe SP Group did not make any contributions to our investments.

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

The following table summarizes the fees incurred on our behalf by, and expenses reimbursable to, our Manager and its affiliates, including our Sponsor, in accordance with the terms of our relevant agreements with such parties (amounts in thousands):

	Three Months Ended March 31,
	2026	2025
	(unaudited)	(unaudited)
Amounts included in the Consolidated Statements of Operations
Costs incurred by our Manager and its affiliates (1)	$890	$747
Management fees (2)	849	825
Insurance (3)	296	122
Property management oversight fees (2)	54	—
Director compensation	21	20
	$2,110	$1,714

Capitalized costs included in the Consolidated Balance Sheets
Development fee and reimbursements	$54	$1,167
Insurance (3)	12	544
	$66	$1,711

(1)	Includes wage, overhead and other reimbursements to our Manager and its affiliates, including our Sponsor, and certain of our Sponsor’s subsidiaries, associates and affiliates (collectively, the “Sponsor Group”). Such costs are included in General and administrative in our consolidated statements of operations.

(2)	Included in Property expenses in our consolidated statements of operations.

(3)	Our insurance premiums are prepaid and are included in Other assets on the consolidated balance sheets and are amortized monthly to either Property expenses or General and administrative in our consolidated statements of operations or Real estate under construction on the consolidated balance sheets based on the nature of the insurance coverage.

The following table summarizes amounts included in Due to affiliates in our consolidated balance sheets (amounts in thousands):

	March 31, 2026	December 31, 2025
	(unaudited)
Management fees	$6,177	$5,329
Development fees	2,660	2,664
Employee cost sharing and reimbursements (1)	1,002	1,226
Property management oversight fee	54	43
Director compensation	43	21
Insurance	—	83
	$9,936	$9,366

(1)	Includes wage, overhead and other reimbursements to our Manager and its affiliates, including members of the Sponsor Group.

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

Pursuant to an Amended and Restated Services and Cost Sharing Agreement by and among the Company, our Operating Companies, our Manager and our Sponsor Group (the “Services and Cost Sharing Agreement”), we reimburse our Sponsor Group and our Manager for expenses incurred for our allocable share of the salaries, benefits and overhead of personnel providing services to us. During the three months ended March 31, 2026 and 2025, our Manager and its affiliates, including the Sponsor Group, incurred operating expenses of $0.5 million and $0.5 million, respectively, on our behalf. The expenses are payable, at the election of the recipient, either in cash, by issuance of our Class A units at the then-current NAV, or through some combination of the foregoing. As of March 31, 2026, all expenses incurred since inception have been paid in cash.

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

During the three months ended March 31, 2026 and 2025, we incurred development fees earned during the construction phase of less than $0.1 million and $1.0 million, respectively. As of March 31, 2026 and December 31, 2025, $2.7 million and $2.7 million, respectively, remained due and payable to our affiliates for development fees.

During the three months ended March 31, 2026 and 2025, we incurred operating reimbursement expenditures to our affiliates acting as development managers of $0.4 million and $0.5 million, respectively, of which less than $0.1 million and $0.2 million, respectively, is included in Real estate under construction in our consolidated balance sheets, and $0.4 million and $0.3 million, respectively, is included in General and administrative expenses in our consolidated statements of operations. As of March 31, 2026 and December 31, 2025, $0.6 million and $0.6 million, respectively, remained due and payable to our affiliates for operating reimbursement expenditures.

Acquisition Fees

We will pay our Manager, Sponsor, or an affiliate of our Manager or Sponsor, an acquisition fee equal to 1.5% of the total value of any acquisition transaction, including any acquisition through merger with another entity (but excluding any transactions in which our Sponsor, or an affiliate of our Manager or Sponsor, would otherwise receive a development fee). We did not incur any acquisition fees during the three months ended March 31, 2026 and 2025.

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

During the three months ended March 31, 2026 and 2025, we obtained insurance coverage and paid premiums in the aggregate amount of less than $0.1 million and $0.1 million, respectively, from which Belpointe Specialty Insurance earned commissions and administrative fees of less than $0.1 million and less than $0.1 million, respectively. Insurance premiums are prepaid and are included in Other assets on the consolidated balance sheets.

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

Note 5 – Real Estate, Net

Real Estate Under Construction

The following table provides the activity of our Real estate under construction (amounts in thousands):

	March 31, 2026	December 31, 2025
	(unaudited)
Beginning balance	$57,838	$191,308
Capitalized costs (1) (2)	1,004	50,628
Placed in service(3)	(927)	(188,716)
Capitalized interest	—	4,618
	$57,915	$57,838

(1)	Includes development fees and employee reimbursement expenditures. See Note 4 – Related Party Arrangements for additional details regarding our transactions with related parties.

(2)	Includes direct and indirect project costs to the construction and development of real estate projects, including but not limited to loan fees, property taxes, and insurance, incurred of less than $0.1 million and $2.3 million for the three months ended March 31, 2026 and the year ended December 31, 2025, respectively.

(3)	During the three months ended March 31, 2026, we reclassified $0.9 million from Real estate under construction to Building and improvements ($0.8 million) and Furniture, fixtures and equipment ($0.1 million), in connection with certain phases of our 1000 First Avenue North, St Petersburg, Florida (“VIV”) and 1991 Main Street, Sarasota, Florida (“Aster & Links”) development projects, which reached substantial completion during 2025 and 2024, respectively.

Non-cash Disclosures

For the three months ended March 31, 2026, non-cash investing activity relating to the development of real estate totaled $0.3 million, of which $0.2 million was included in Building and improvements in our consolidated balance sheets and $0.1 million was included in Real estate under construction in our consolidated balance sheets. For the three months ended March 31, 2025, non-cash investing activity relating to the development of real estate totaled $9.6 million, of which $8.0 million was included in Real estate under construction in our consolidated balance sheets, (inclusive of unpaid development fees of $0.5 million and unpaid employee cost sharing and reimbursements of $0.1 million), and $1.6 million was included in Building and improvements in our consolidated balance sheets.

Depreciation Expense

Depreciation expense was $3.0 million and $1.8 million for the three months ended March 31, 2026 and 2025, respectively, and is included in Depreciation and amortization on the consolidated statements of operations.

Note 6 – Intangible Assets and Liabilities

Intangible assets and liabilities are summarized as follows (amounts in thousands):

	March 31, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(unaudited)	(unaudited)	(unaudited)
Finite-Lived Intangible Assets
In-place leases	$2,538	$(1,049)	$1,489	$2,538	$(1,023)	$1,515
Indefinite-Lived Intangible Assets
Development rights	5,659	—	5,659	5,659	—	5,659
Total intangible assets	$8,197	$(1,049)	$7,148	$8,197	$(1,023)	$7,174

Finite-Lived Intangible Liabilities
Below-market leases	$(1,538)	$431	$(1,107)	$(1,538)	$411	$(1,127)
Total intangible liabilities	$(1,538)	$431	$(1,107)	$(1,538)	$411	$(1,127)

In-place leases and development rights intangible assets, noted above, are included in Intangible assets on the consolidated balance sheets. Below-market lease liabilities, noted above, are included in Intangible liabilities, net on the consolidated balance sheets.

Amortization of in-place lease intangible assets was less than $0.1 million and less than $0.1 million for the three months ended March 31, 2026 and 2025, respectively, and is included in Depreciation and amortization in the consolidated statements of operations.

Amortization of below-market lease liabilities was less than $0.1 million and less than $0.1 million for the three months ended March 31, 2026 and 2025, respectively, and is included in Rental revenue in the consolidated statements of operations.

Note 7 – Debt, Net

2025 Debt Transactions

On September 29, 2025, we, through our indirect majority-owned subsidiaries, entered into a variable-rate non-recourse mortgage loan providing for up to $163.3 million in principal amount (the “Aster & Links Mortgage Loan”), and a variable-rate non-recourse mezzanine loan providing for up to $40.8 million in principal amount (the “Aster & Links Mezzanine Loan”, and together with the Aster & Links Mortgage Loan, the “Aster & Links Loans”) with SM Finance III LLC, as lender.

The following table details our Debt, net (dollars in thousands):

	Weighted			Carrying Value as of
Indebtedness	Average Interest Rate	Maturity Date	Maximum Facility	March 31, 2026	December 31, 2025
				(unaudited)
Fixed rate loans
900 8th Land Loan (1)	9.50%	July 2026	N/A	$10,000	$10,000
Variable rate loans
1000 First Construction Loan (2)	SOFR + 3.80%	June 2027	$104,000	93,274	81,300
Aster & Links Loans (3)	SOFR + 2.55%	October 2027	$204,138	176,155	173,925
Total debt				279,429	265,225
Unamortized debt issuance costs				(1,937)	(2,274)
Unamortized debt discount				(1,976)	(2,313)
Debt, net				$275,516	$260,638

(1)	On June 26, 2024, we, through our indirect majority-owned subsidiary, entered into a fixed rate loan for $10.0 million in principal amount (the “900 8th Land Loan”), which is secured by our investment at 900 8th Avenue South, Nashville, Tennessee. The 900 8th Land Loan contained two six-month extension options, both of which have been exercised as of March 31, 2026.

(2)	On June 28, 2024, we, through our indirect majority-owned subsidiary, entered into a variable rate construction loan for up to $104.0 million in principal amount (the “1000 First Construction Loan”), which is secured by our investment VIV. The 1000 First Construction Loan contains two one-year extension options, exercisable at our election, subject to certain terms and conditions set forth in the loan agreement. Advances under the 1000 First Construction Loan bear interest at a per annum rate equal to the one-month term Secured Overnight Financing Rate (“SOFR”) plus 3.80%, subject to a minimum all-in per annum rate of 7.55%. To mitigate our exposure to increases to the one-month term SOFR, we obtained an interest rate cap (see Note 9 – Derivative Instruments). The 1000 First Construction Loan is prepayable in whole or in part at any time with not less than 45 days’ notice. Full prepayment is subject to an interest make-whole amount, if any, calculated as of the prepayment date.

(3)	The Aster & Links Loans bear interest at a fluctuating rate based on: (i) one-month term SOFR, subject to a 3.25% floor, plus (ii) a blended rate of 2.55%, and requires interest-only monthly payments during their term. The Aster & Links Loans each contain two one-year extensions exercisable at our election, subject to certain terms and conditions set forth in each of the loan agreements. The Aster & Links Loans are secured by a first-priority mortgage on Aster & Links and a pledge of the borrower’s equity interest in an indirect subsidiary of the Company. To mitigate our exposure to increases to the one-month term SOFR, we have obtained interest rate caps (see Note 9 – Derivative Instruments). The Aster & Links Loans are prepayable in whole or in part at any time with not less than 30 days’ notice, however, if prepaid in full prior to October 2026, such prepayment is subject to an interest make-whole amount, if any, calculated as of the prepayment date.

The following table summarizes the scheduled future principal payments, excluding extension options, under our debt arrangements as of March 31, 2026 (amounts in thousands):

Year ended December 31,	(unaudited)
2026 (remainder)	$10,000
2027	269,429
2028	—
2029	—
2030	—
Thereafter	—
Total	$279,429

Interest paid, net of capitalized interest for the three months ended March 31, 2026 and 2025, was $5.1 million and $3.9 million, respectively.

Amortization of deferred financing costs for the three months ended March 31, 2026 and 2025, was $0.7 million and $0.7 million, respectively, of which zero and $0.2 million was capitalized, respectively.

Guarantees and Covenants

Each of our indebtedness agreements are secured by either the individual underlying real estate investments or by a pledge of ownership interests in the entity that indirectly owns the real estate investment. In connection with certain agreements, we have provided guarantees of payment and performance, completion guarantees, which, among other things, guarantee completion of the work at each individual construction project, as well as carveout guarantees pursuant to which we guarantee the borrower’s obligations with respect to certain non-recourse carveout events, such as “bad acts,” environmental conditions, and violations of certain provisions of the loan documents. We also provided a customary environmental indemnity agreement to the certain lenders pursuant to which we agreed to protect, defend, indemnify, release and hold harmless such lenders from and against certain environmental liabilities related to the real estate investments for which they apply.

We are subject to various financial and operational covenants in connection with the Aster & Links Loans and 1000 First Construction Loan which include, but are not limited to, maintaining liquid assets of no less than $10.0 million and a net worth of no less than $110.0 million. As of March 31, 2026, and December 31, 2025, we were in compliance with all of our loan covenants.

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

The following table sets forth the carrying value and estimated fair value of our debt payables and receivable arrangements as of March 31, 2026 and December 31, 2025, respectively (amounts in thousands):

		March 31, 2026		December 31, 2025
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
		(unaudited)	(unaudited)
Total indebtedness (1)(2)	3	$275,516	$279,432	$260,638	$265,225
Convertible loan receivable from affiliate	3	$5,000	$5,000	$—	$—

(1)	The carrying values of our indebtedness are net of unamortized debt issuance costs and debt discounts (see Note 7 – Debt, Net).

(2)	We estimate the fair value of our indebtedness by discounting the expected future loan payments using current market interest rates. These rates reflect market conditions and consider the quality of the underlying collateral, the credit quality of the tenant or borrower, and the remaining loan term.

We estimated that our other financial assets and liabilities had fair values that approximated their carrying values as of March 31, 2026 and December 31, 2025.

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

The following table details our derivative financial instruments as of March 31, 2026 (dollars in thousands):

Interest Rate Derivative	Notional Amount	Strike Price	Maturity Date
1991 Main Construction Loan interest rate cap	$130,000	5.07%	July 2026
1000 First Construction Loan interest rate cap	$104,000	6.25%	July 2026
Aster & Links Loans interest rate caps	$204,138	6.00%	October 2027

The following table details the fair value of our derivative financial instruments (amounts in thousands):

	Fair Value (1)
Interest Rate Derivative	March 31, 2026	December 31, 2025
	(unaudited)
Interest rate caps	$56	$11

(1)	Amounts are included in Other assets in our consolidated balance sheets.

The following table details the effect of our derivative financial instruments on our consolidated statements of operations (amounts in thousands):

		Three Months Ended March 31,
Interest Rate Derivative	Location of Gain (Loss)	2026	2025
		(unaudited)	(unaudited)
Interest rate caps	Other income (expense)	$45	$(3)

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

During the three months ended March 31, 2026 and 2025, we issued 61,408 and 4,215 Class A units, respectively. As of March 31, 2026 and December 31, 2025, there were 3,898,104 and 3,836,696 Class A units, respectively, 100,000 Class B units and one Class M unit issued and outstanding.

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

Basic and Diluted Loss Per Class A Unit

For the three months ended March 31, 2026 and 2025, the basic and diluted weighted-average units outstanding were 3,879,246 and 3,666,000, respectively. For the three months ended March 31, 2026 and 2025, net loss attributable to Class A units was $10.7 million and $8.6 million, respectively, and the loss per basic and diluted unit was $2.75 and $2.35, respectively.

Tokeneke Letter Agreement

The Company entered into a letter agreement, effective January 6, 2026, (the “Letter Agreement”) with the unaffiliated 50% equity holder of Tokeneke Partners (the “Unaffiliated Member”), pursuant to which the Company and the Unaffiliated Member were each granted put and call rights with respect to the Unaffiliated Member’s equity interest totaling $3.5 million in Tokeneke Partners (see Note 4 – Related Party Arrangements) in exchange for Class A units of the Company issued at a price per Class A unit equal to the average of the high and low sale prices of our Class A units on the NYSE during regular trading hours on the last trading day immediately preceding the put or call date on which the NYSE was open for trading and trading in our Class A units occurred. As set forth in the Letter Agreement, the Unaffiliated Member, shall have the right to sell its 50% equity interest in Tokeneke Partners, in whole or in part, at any point prior to May 31, 2027. In addition, the Company has the right to require the Unaffiliated Member to sell, in whole or in part, its equity interest in Tokeneke Partners during the period commencing on June 1, 2027 and ending on December 31, 2027. Accordingly, as of March 31, 2026, the Company recorded $3.5 million within Accrued expenses and other liabilities and Other assets on our consolidated balance sheets, representing the value of the put and call option associated with the Unaffiliated Member’s interest.

Redeemable Noncontrolling Interest

On March 9, 2026, we, through CMC Storrs SPV, LLC, (“CMC”), the holding company for our investment property located at 497-501 Middle Turnpike, Storrs, Connecticut (“497-501 Middle”), entered into a letter agreement (the “CMC Letter Agreement”) with an entity holding Class A preferred equity (the “Class A Preferred Equity”), representing a non-voting economic interest in CMC. Pursuant to the CMC Letter Agreement, the Class A Preferred Equity was redeemed in accordance with the terms of CMC’s Amended and Restated Limited Liability Company Agreement for an aggregate amount of $1.6 million, representing the entities original investment together with all accrued and unpaid preferred returns thereon through the date of the CMC Letter Agreement.

Note 11 – Commitments and Contingencies

Litigation

From time to time the Company may become involved in certain non-material litigation, as described below, or other claims arising in the ordinary course of business. As of March 31, 2026, neither we nor any of our subsidiaries were subject to any material legal proceedings nor were we aware of any material legal proceedings threatened against us or any of our subsidiaries.

The Galinn Fund LLC

On December 5, 2024, the Galinn Fund LLC, a New York limited liability company (“Galinn”), filed a complaint in Connecticut State Superior Court naming CMC, as a defendant, alongside Chen Ji, an individual (“Chen”), and two additional entities (the “Guarantors”).

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

Development Projects

In connection with the development of Aster & Links and VIV, we have entered into separate construction management agreements for each asset which contain terms and conditions that are customary for the related scope of work. As of March 31, 2026, we have an aggregate unfunded commitment of $4.5 million under these two development projects. As of March 31, 2026, $3.4 million of retainage was outstanding and payable in connection with these developments.

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

The following table details the unaudited results of Segment NOI, reconciled to Net loss as reported on our consolidated statements of operations for the three months ended March 31, 2026 and 2025 (amounts in thousands):

	Three Months Ended March 31,
	2026			2025
	Commercial Segment	Mixed-use Segment	Total	Commercial Segment	Mixed-use Segment	Total
Segment NOI:
Rental revenue	$225	$4,010	$4,235	$298	$1,441	$1,739
Property expenses	(489)	(3,664)	(4,153)	(357)	(1,522)	(1,879)
Total Segment NOI	$(264)	$346	$82	$(59)	$(81)	$(140)
Non-segment items:
Management fees, included in Property expenses			(849)			(825)
General and administrative			(1,795)			(1,616)
Interest expense			(5,285)			(4,358)
Depreciation and amortization			(3,077)			(1,917)
Interest income			210			248
Other income (expense)			41			(15)
Net loss			$(10,673)			$(8,623)

The following table details the unaudited significant expense categories by segment for the three months ended March 31, 2026 and 2025 (amounts in thousands):

	Three Months Ended March 31,
	2026			2025
	Commercial Segment	Mixed-use Segment	Total	Commercial Segment	Mixed-use Segment	Total
Property expenses:
Real estate taxes	$362	$1,207	$1,569	$170	$145	$315
Management fees (1)	13	655	668	10	290	300
Insurance	71	491	562	72	343	415
Repairs & maintenance	35	507	542	99	295	394
Utilities	8	366	374	6	195	201
Other property expenses	—	438	438	—	254	254
Total property expenses (1)	$489	$3,664	$4,153	$357	$1,522	$1,879

(1)	Excludes management fees incurred to our Manager (see Note 4 – Related Party Arrangements).

The following table details our total assets by segment as of March 31, 2026, and December 31, 2025 (amounts in thousands):

	March 31, 2026	December 31, 2025
	(unaudited)
Commercial Segment	$95,108	$97,038
Mixed-use Segment	443,021	443,301
Other non-segment assets (1)	27,613	23,857
Total assets	$565,742	$564,196

(1)	Other non-segment assets primarily consist of cash and cash equivalents not attributable to specific reportable segments.

Note 13 – Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring after the consolidated balance sheet date through the date the consolidated financial statements were issued require potential adjustment to or disclosure in the consolidated financial statements and has concluded that, except as set forth below and disclosed herein, all such events or transactions that would require recognition or disclosure have been recognized or disclosed.

JZ Investments, Inc. Litigation

On April 24, 2026, JZ Investments, Inc., a Connecticut corporation (“JZ Investments”), individually and derivatively as an equity holder of CMC QOF I, LLC, a Delaware limited liability company, filed a complaint in Connecticut State Superior Court naming us, one of our Operating Companies, BPOZ Storrs Holding, LLC, and CMC as defendants alongside Chen. In the complaint JZ Investments alleges, among other things, that Chen acted fraudulently and we acted negligently, in violation of the Connecticut Unfair Trade Practices Act, and in breach of the implied covenant of good faith and fair dealing, fraudulent transfer and unjust enrichment when entering into a settlement agreement with JZ Investments. JZ Investments is seeking, among other things, restoration of its preferred equity interest in CMC, certain declaratory relief as well as damages, attorneys’ fees, and costs and expenses related thereto.

We dispute any liability in the JZ Investments litigation and intend to vigorously defend the matter.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025 (our “Annual Report”) filed with the U.S. Securities and Exchange Commission on March 20, 2026, a copy of which may be accessed here. As discussed in the section entitled “Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, identified in the section entitled “Forward-Looking Statements,” and those discussed in the section entitled “Risk Factors” included in our Annual Report.

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

For the three months ended March 31, 2026, we have sold aggregate gross proceeds of $3,210,218 of Class A units in connection with our Follow-on Offering. Together with the gross proceeds raised in our primary offering, which expired in 2024 (our “Primary Offering,” and together with our Follow-on Offering, our “Public Offerings”), and the gross proceeds raised in Belpointe REIT’s prior offerings, as of March 31, 2026, we have raised aggregate gross offering proceeds of $371.8 million.

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

Our Business Outlook

Despite expectations of U.S. falling into recession, market conditions for multi-family and mixed-use properties in the geographic regions in which we operate have generally remained consistent over the past several quarters. Future economic conditions and demand for multifamily and mixed-use rental properties are, and the real estate industry in general is, subject to uncertainty as a result of a number of factors, including, among others, the rate of rent growth, rate of new construction, rate of absorption, the rate of unemployment, the impact on regional labor markets as a result of changes in immigration policies, increasing energy costs, increasing interest rates, higher rates of inflation, changes in the availability and price of insurance coverage, the availability of credit and changes with respect to borrowing costs, financial market volatility, general economic uncertainty, and other market conditions beyond our control, including impacts and uncertainties from political unrest, changes to trade policies, trade disputes and tariffs, recent military actions in Iran and the Middle East, changes in federal income tax laws resulting from the recent enactment of the One Big Beautiful Bill Act of 2025, and the forthcoming related administrative guidance and regulations, as well as other recent and prospective legislation and regulation, including landlord-tenant laws in the markets in which we operate. The potential effect of these and other factors and the projected impact of these and other events on our business, results of operations and financial performance, presents material uncertainty and risk with respect to our future performance and financial results, including the potential to negatively impact our costs of operations, our financing arrangements, the value of our investments, and the laws, regulations and governmental and regulatory policies applicable to us. As a result, our past performance may not be indicative of future results.

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

Aster & Links features an extensive suite of resident amenities, including a clubroom, fitness center, center courtyards with heated saltwater pools and rooftop amenities such as a community room, a private dining area for events, and outdoor grills and seating. Each building contains its own leasing office to support new residents. As of May 4, 2026, Aster & Links was greater than 71% leased.

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

As of March 31, 2026, we have drawn down approximately $176.2 million under the Aster & Links Loans.

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

1000 First Avenue North and 900 First Avenue North – St. Petersburg, Florida (“VIV”) – 1000 First Avenue North, St. Petersburg, Florida (“1000 First” or “VIV”) consists of approximately 1.6-acres which we acquired for an aggregate purchase price of $12.1 million inclusive of transaction costs. During the year ended December 31, 2025, we substantially completed construction at VIV. Leasing commenced in October 2025, and the first residential move-ins occurred in November 2025. As of May 4, 2026, VIV was greater than 53% leased.

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

St. Petersburg placed 51st on Niche’s 2026 Best Cities to Live in America list, earning an Overall Niche Grade of “A.” St. Petersburg is the 5th largest city in Florida and the 89th largest city in the United States and an annual population growth rate of approximately 0.73% as of March 2026. Downtown St. Petersburg is one of the fastest growing neighborhoods in the Tampa-St. Petersburg-Clearwater metropolitan statistical area (“MSA”) and has experienced increased demand in recent years because of proximity to the water, sporting events, shopping, bars and restaurants in the neighborhood. The Tampa-St. Petersburg-Clearwater MSA is home to more than 19 corporate headquarters, seven of which are on the 2025 edition of the Inc. 1000 (listing the fastest-growing private companies in America). The St. Petersburg area also includes a branch of St. Petersburg College and the University of South Florida St. Petersburg and is home to two professional sports teams, the Tampa Bay Rays (Major League Baseball) and the Tampa Bay Rowdies (United Soccer League Championship).

900 First Avenue North (“900 First”) is a parcel of land containing a two-tenant retail building which we acquired for an aggregate purchase price of $2.5 million, inclusive of transaction costs. 900 First will remain a two-tenant retail building, and we have transferred the additional development rights to VIV.

VIV Construction Management Agreement

In April 2023, our indirect majority-owned subsidiary entered into a construction management agreement in connection with the development of VIV (the “1000 First CMA”). The 1000 First CMA contains terms and conditions that are customary for a project of this type and will be subject to a GMP of $141.6 million.

VIV Construction Loan

On June 28, 2024, our indirect majority-owned subsidiary entered into a variable-rate construction loan agreement (the “1000 First Construction Loan Agreement”) for up to $104.0 million in principal amount (the “1000 First Construction Loan”) with various lenders, which is secured by VIV. Advances under the 1000 First Construction Loan bear interest at a per annum rate equal to the one-month term SOFR plus 3.80%, subject to a minimum all-in per annum rate of 7.55% and may be used to fund the development of VIV. The 1000 First Construction Loan has an initial maturity date of June 28, 2027 and contains two one-year extension options, subject to certain restrictions. As of March 31, 2026, we have drawn down $93.3 million on the 1000 First Construction Loan. In addition, we have entered into a series of guaranty agreements which require, among other things, that we maintain certain net worth and liquid asset standards during the term of the 1000 First Construction Loan. The 1000 First Construction Loan is prepayable in whole or in part at any time with not less than 45 days’ notice. Full prepayment is subject to an interest rate make-whole amount, if any, calculated as of the prepayment date.

VIV Interest Rate Cap

As required under the terms of the 1000 First Construction Loan Agreement, on June 26, 2025, our indirect majority-owned subsidiary entered into an interest rate cap agreement, effective July 1, 2025 with a notional amount of $104.0 million, a strike price of 6.25% and which is scheduled to mature on July 1, 2026.

901-909 Central Avenue North – St. Petersburg, Florida – 901-909 Central Avenue North (“901-909 Central Avenue”) is a 0.13-acre site consisting of a single-story 5,328 gross square foot retail/office building comprised of 4 units located in St. Petersburg, Florida, which we acquired for an aggregate purchase price of $2.6 million, inclusive of transaction costs. As of May 7, 2026, 901-909 Central Avenue was approximately 85% leased.

1700 Main Street – Sarasota, Florida – 1700 Main Street (“1700 Main”) is a 1.3-acre site, consisting of a former gas station, a three-story office building with parking lot and a two-story retail building, which we acquired for an aggregate purchase price of $6.9 million, inclusive of transaction costs. We currently anticipate that 1700 Main will be redeveloped into an approximate 150-apartment home community consisting of one-bedroom, two-bedroom and three-bedroom units, with approximately 6,000 square feet of retail space located on the first two levels. We anticipate that 1700 Main will consist of a 10-story podium style building with a 3-story, 330-space garage and 7 stories of apartments above, including a clubroom, fitness center and courtyard with a swimming pool, as well as a leasing office.

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

497-501 Middle and Cedar Swamp Road are located less than a mile from the main college campus at the University of Connecticut (“UConn”) in Storrs, Connecticut (“Storrs”), approximately 30 minutes from Hartford, Connecticut, and 90 minutes from Boston, Massachusetts. UConn ranked 32nd among “Top Public Schools” nationally in the 2025 U.S. News & World Report (“U.S. News”) collegiate rankings, and, based on a fact sheet published by UConn, over 20,056 undergraduate students attended college at the Storrs campus in Fall 2024, with more than a third of those students living off campus.

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

On June 26, 2024, we, through our indirect majority-owned subsidiary, 900 Eighth, LP (“900 Eighth”), entered into a fixed-rate loan for $10.0 million in principal amount with KHRE SMA Funding, LLC, which is secured by 900 8th Avenue South (the “900 8th Land Loan”). The 900 8th Land Loan bears interest at a rate of 9.50% per annum. In 2025, we exercised all extension options on the 900 8th Land Loan, extending the maturity to July 2026.

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

900 8th Purchase and Sale Agreement

On September 15, 2025, 900 Eighth entered into an Agreement for Purchase and Sale of Property, as amended on January 12, 2026 and April 9, 2026 (collectively the “Amended 900 8th Purchase and Sale Agreement”) with WP South Acquisitions, L.L.C. (“WP South”), for the sale of 900 8th Avenue South, together with all improvements thereon and rights to intangible personal property related thereto, for an aggregate purchase price of $19.3 million, subject to adjustment for any additional number of units that WP South is permitted and intends to construct in excess of the minimum number of units set forth in the 900 8th Purchase and Sale Agreement.

Under the terms and conditions of the 900 8th Purchase and Sale Agreement, the entitlements date will fall on May 11, 2026 (the “Entitlements Date”), the inspection date will fall 30 days after the Entitlements Date (the “Inspection Date”) and, subject to the remaining customary terms and conditions set forth in the Amended 900 8th Purchase and Sale Agreement, the anticipated closing of the sale will take place on the earlier of 180 days following the Inspection Date or any other closing date (the “Closing Date”) chosen by WP South upon seven days prior written notice to 900 Eighth, with such Closing Date subject to three discretionary 30-day extensions by WP South. The Amended 900 8th Purchase and Sale Agreement is also subject to certain customary representations, warranties and closing conditions.

WP South has posted a $200,000 earnest money deposit with an escrow agent (the “Earnest Money”), which Earnest Money is, and any deposits for extension by WP South are, non-refundable after the Inspection Date, except as otherwise provided in the Amended 900 8th Purchase and Sale Agreement.

690/1106 Davidson Street – 1130 Davidson Street – 1400 Davidson Street – Nashville, Tennessee – Since their original acquisition each of 690/1106 Davidson Street—an approximately 8.0-acre site, consisting of two industrial buildings and associated parking, which we acquired for an aggregate purchase price of $21.0 million, inclusive of transaction costs—1130 Davidson Street—an approximately 1.7-acre site consisting of a single-story, 10,000 square foot retail building and associated parking lot, which we acquired for an aggregate purchase price of $2.1 million, inclusive of transaction costs—and 1400 Davidson Street—an approximately 5.9-acre site consisting of an industrial building, which we acquired for an aggregate purchase price of $16.4 million, inclusive of transaction costs—(collectively, the “Davidson Properties”) have been successfully rezoned from industrial and moderate mixed-use to high density multi-family residential and a mix of other commercial uses, significantly enhancing the development potential and value of each of the properties.

In addition, the area surrounding the Davidson Properties has experienced notable land value appreciation, highlighted by the August 2025 sale of a 47-acre former industrial site located approximately one mile west of our Davidson Properties for approximately $245 million, representing a significant premium to its prior carrying value.

As a result, we believe our Davidson Properties, which benefit from completed entitlement and rezoning efforts, are also well-positioned to realize value appreciation. Accordingly, we have engaged a broker to market our Davidson Properties for sale in order to attempt to maximize value for our unitholders.

As of the date of this Form 10-Q, our investment portfolio consisted of the following loans:

100 Tokeneke Road – Darien, Connecticut – On March 3, 2026, we, through our indirect wholly-owned subsidiary BPOZ 100 Tokeneke Holding, LLC (“BPOZ Tokeneke”), made a loan (the “BPOZ Tokeneke Loan”) in the principal amount of $5.0 million, evidenced by a convertible promissory note (the “BPOZ Tokeneke Note”), to 100 Tokeneke Road, LLC (“Tokeneke Road”). Tokeneke Road is managed by Tokeneke Manager LLC (the “Tokeneke Manager”), which has exclusive control over the business and affairs of Tokeneke Road, and our Chief Executive Officer controls Tokeneke Manager. Certain immediate family members of our Chief Executive Officer hold an indirect passive beneficial ownership interest in Tokeneke Road and a passive beneficial ownership interest in Tokeneke Manager. Tokeneke Road is recognized as an affiliate of the Company due to the fact that our Chief Executive Officer has the exclusive right to manage the business and affairs of Tokeneke Road through Tokeneke Manager.

The BPOZ Tokeneke Loan bears interest at a rate of 3.6% per annum, computed on the basis of a 365/366-day year, and, unless earlier converted, is due and payable on March 3, 2028. The BPOZ Tokeneke Note is convertible, in whole or in part, in the sole discretion of BPOZ Tokeneke into that number of Class A units of 100 Tokeneke Partners, LLC (“Tokeneke Partners”) a direct holding company for Tokeneke Road, that equal the total amount then being converted, divided by $14.50 per Class A unit (the “Conversion Price”), subject to adjustment as provided in the BPOZ Tokeneke Note. The proceeds of the BPOZ Tokeneke Loan were immediately applied by Tokeneke Road in connection with consummation of its purchase of certain real property located at 100 Tokeneke Road, Darien, Connecticut (the “Property”). During the three months ended March 31, 2026, we recognized interest income of less than $0.1 million in connection with the BPOZ Tokeneke Loan.

Concurrently with our extension of the BPOZ Tokeneke Loan, Belpointe Tokeneke Investment, LLC, an entity in which certain immediate family members of our Chief Executive Officer hold an indirect passive beneficial ownership interest (the “Related Party”), also made a loan (the “Related Party Loan”) in the principal amount of $3.3 million, evidenced by a convertible promissory note (the “Related Party Note”), to Tokeneke Road. The Related Party Loan bears interest at a rate of 3.6% per annum, computed on the basis of a 365/366-day year, and is due and payable on March 3, 2028. The Related Party Note contains a mandatory post-closing conversion clause which required $0.6 million of the principal balance of the Related Party Loan be converted into Class A units in Tokeneke Partners (the “Mandatory Conversion”). Following the Mandatory Conversion the Related Party became the 50% beneficial owner of Tokeneke Partners. The remaining balance of the Related Party Note is convertible, in whole or in part, in the sole discretion of the Related Party into that number of Class A units of Tokeneke Partners that equal the total amount then being converted divided by the Conversion Price, subject to adjustment as provided in the Related Party Note. The proceeds of the Related Party Loan were immediately applied by Tokeneke Road in connection with consummation of its purchase of the Property.

Additionally, the Company entered into a letter agreement (the “Letter Agreement”) with the other 50% equity holder of Tokeneke Partners (the “Unaffiliated Member”), pursuant to which the Company and the Unaffiliated Member were each granted put and call rights with respect to the Unaffiliated Members equity interest totaling $3.5 million in Tokeneke Partners in exchange for Class A units of the Company issued at a price per Class A Unit equal to the average of the high and low sale prices of our Class A units on the NYSE during regular trading hours on the last trading day immediately preceding the put or call date on which the NYSE was open for trading and trading in our Class A units occurred. As set forth in the Letter Agreement, the Unaffiliated Member, shall have the right to sell its 50% equity interest in Tokeneke Partners, in whole or in part, at any point prior to May 31, 2027. In addition, the Company has the right to require the Unaffiliated Member to sell, in whole or in part, its equity interest in Tokeneke Partners during the period commencing on June 1, 2027 and ending on December 31, 2027.

Segment Reporting

Our Chief Executive Officer is our chief operating decision maker (“CODM”), and our CODM reviews our financial information on a segment basis for purposes of allocating resources, making decisions and assessing financial performance. We are focused on identifying, acquiring, developing or redeveloping and managing real estate assets located within qualified opportunity zones. Our operating segments are based on the way we organize and evaluate our business internally. We currently have two operating and reportable segments, commercial and mixed-use, which are further described in Note 12 – Segment Reporting of our unaudited consolidated financial statements in this Form 10-Q.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2026 to the Three Months Ended March 31, 2025

The following table sets forth information regarding our results of Segment NOI, reconciled to our consolidated statement of operations, for the three months ended March 31, 2026 and 2025 (amounts in thousands):

	Three Months Ended March 31,
	2026			2025
	Commercial Segment	Mixed-use Segment	Total	Commercial Segment	Mixed-use Segment	Total
Segment NOI:
Rental revenue	$225	$4,010	$4,235	$298	$1,441	$1,739
Property expenses	(489)	(3,664)	(4,153)	(357)	(1,522)	(1,879)
Total Segment NOI	$(264)	$346	$82	$(59)	$(81)	$(140)
Non-segment items:
Management fees, included in Property expenses			(849)			(825)
General and administrative			(1,795)			(1,616)
Interest expense			(5,285)			(4,358)
Depreciation and amortization			(3,077)			(1,917)
Interest income			210			248
Other income (expense)			41			(15)
Net loss			(10,673)			(8,623)
Net loss attributable to noncontrolling interests			8			4
Net loss attributable to Belpointe PREP, LLC			$(10,665)			$(8,619)

Segment NOI

Commercial Segment

During the three months ended March 31, 2026 as compared to the same period in 2025, Commercial Segment NOI decreased by $0.2 million, primarily due to a decrease in base rents as a result of vacancies and an increase in property expenses. The increase in property expenses is primarily attributable to higher real estate taxes, partially offset by lower repairs and maintenance expense.

Mixed-use Segment

During the three months ended March 31, 2026 as compared to the same period in 2025, Mixed-use Segment NOI increased by $0.4 million, primarily as a result of VIV, which was substantially completed on September 30, 2025 and therefore did not contribute NOI in the prior year period, as well as increased NOI at Aster & Links due to increased occupancy, partially offset by higher property expenses.

Non-Segment NOI

Management Fees

Pursuant to the terms of a management agreement between us, our Operating Companies and our Manager (the “Management Agreement”), we pay our Manager a quarterly management fee in arrears of one-fourth of 0.75%. The management fee is based on our NAV at the end of each quarter. During the three months ended March 31, 2026 as compared to the same period in 2025, management fees were relatively flat.

General and Administrative Expense

During the three months ended March 31, 2026 and 2025, general and administrative expenses primarily consisted of employee cost sharing expenses (pursuant to our Management Agreement and the Amended and Restated Services and Cash Sharing Agreement between us, our Operating Companies, our Manager and our Sponsor (the “Services and Cost Sharing Agreement”)), marketing expenses, legal, audit, tax and accounting fees. During the three months ended March 31, 2026, as compared to the same period in 2025, general and administrative expenses increased by $0.2 million primarily due to increased marketing, and tax preparation fees, partially offset by decreased legal costs.

Interest Expense

During the three months ended March 31, 2026 and 2025, interest expense totaled $5.3 million and $4.4 million, respectively, consisting of gross interest expense of $4.6 million and $4.8 million, respectively, and the impact of non-cash amortization of debt discount and debt issuance costs of $0.7 million and $0.7 million, respectively, partially offset by capitalized interest and fees of zero and $1.1 million, respectively. The increase in interest expense during the three months ended March 31, 2026 as compared to the same period in 2025, is primarily due the completion of development activities at certain properties and therefore interest is no longer being capitalized.

Please see “Note 7– Debt, Net” in our consolidated financial statements in this Form 10-Q for additional information regarding our debt obligations.

Depreciation and Amortization

During the three months ended March 31, 2026 as compared to the same periods in 2025, depreciation and amortization increased by $1.2 million primarily as a result of VIV, which was substantially completed on September 30, 2025, therefore, the related assets were not yet in service during the prior year period.

Interest Income

During the three months ended March 31, 2026 and 2025, interest income was relatively flat and consisted of interest earned from cash balances held in interest bearing bank accounts and interest income from the BPOZ Tokeneke Loan (see “—Our Investments—100 Tokeneke Road – Darien, Connecticut”).

Other Income (Expense)

Other income (expense) for the three months ended March 31, 2026 and 2025 primarily consisted of gains and losses in connection with our interest rate caps. Please see “Note 7– Debt, Net” and “Note 9 – Derivative Instruments” in our consolidated financial statements in this Form 10-Q for additional information regarding our interest rate caps.

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

Capital Resources

Where our Manager and its affiliates, including our Sponsor, have funded, and in the future if they continue to fund, our capital requirements by advancing us offering and operating fees and expenses, we reimburse our Manager and its affiliates, including our Sponsor, pursuant to the terms of our Management Agreement and Services and Cost Sharing Agreement. Fees payable and expenses reimbursable to our Manager and its affiliates, including our Sponsor, may be paid, at the election of the recipient, in cash, by issuance of our Class A Units at the then-current NAV, or through some combination of the foregoing. There were no Public Offering costs incurred by our Manager and its affiliates during the three months ended March 31, 2026 and 2025. During the three months ended March 31, 2026 and 2025, our Manager and its affiliates, including our Sponsor, incurred operating expenses of $0.5 million and $0.5 million, respectively, on our behalf. Our Manager and its affiliates, including our Sponsor, have deferred the collection of management fees and the reimbursement of operating fees and expenses, without interest, and may continue to do so in the future, to support our operations and ensure that we maintain sufficient liquidity under the terms of our guaranty agreements. All or any part of deferred fees and expenses may be taken in any period as determined by the Manager.

Aster & Links

In September 2025, we completed approximately $204.1 million in post-construction Aster & Links Refinance Transactions, the proceeds of which were used to retire existing construction debt and will provide additional liquidity to support lease-up and stabilization. In connection with the Aster & Links Refinance Transactions we also entered into a series of guaranty agreements whereby we have guaranteed payment and performance of certain of the Aster & Links Borrowers’ obligations under the Aster & Links Loan Agreements. The guaranty agreements require, among other things, that we maintain certain net worth and liquid asset standards during the term of the Aster & Links Loans. As of March 31, 2026, we were in compliance with all of the net worth and liquid asset standards. See “—Our Investments—1991 Main Street – Sarasota Florida (“Aster & Links”)—Aster & Links Mortgage and Mezzanine Loans” above and “Note 7– Debt, Net” to our unaudited consolidated financial statements in this Form 10-Q for a more detailed discussion of the Aster & Links Refinance Transactions.

As of March 31, 2026, we had an unfunded capital commitment totaling $3.7 million under the 1991 Main CMA as well as other construction related commitments for the development of Aster & Links. See “—Our Investments—1991 Main Street – Sarasota Florida (“Aster & Links”)—Aster & Links Construction Management Agreement” above for additional details regarding the 1991 Main CMA.

As of the date of this Form 10-Q, we currently anticipate that the remaining funding for construction and soft costs associated with the development of Aster & Links will be a minimum of $12.1 million (inclusive of the aforementioned unfunded capital commitment). For additional details regarding Aster & Links, see “—Our Investments—1991 Main Street – Sarasota Florida (“Aster & Links”).”

VIV

As of March 31, 2026, we have drawn down $93.3 million on the 1000 First Construction Loan and had an unfunded capital commitment of $0.8 million under the 1000 First CMA. See “—Our Investments—1000 First Avenue North and 900 First Avenue North – St. Petersburg, Florida (“VIV”)” above for a more detailed discussion of the 1000 First Construction Loan and 1000 First CMA.

As of the date of this Form 10-Q, we currently anticipate the remaining funding for construction and soft costs associated with the development of VIV will be a minimum of approximately $9.2 million (inclusive of the aforementioned unfunded capital commitment). For additional details regarding Viv, see “—Our Investments—1000 First Avenue North and 900 First Avenue North – St. Petersburg, Florida (“VIV”).”

900 8th Avenue South

As of March 31, 2026, we have drawn down $10.0 million on the 900 8th Land Loan, which is due to mature in July 2026. For additional details regarding 900 8th Avenue South and 900 8th Land Loan, see “—Our Investments—900 8th Avenue South – Nashville, Tennessee.”

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

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash during the three months ended March 31, 2026 and 2025 (amounts in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(6,106)	$(6,618)
Net cash used in investing activities	(15,266)	(20,629)
Net cash provided by financing activities	15,966	25,922
Net decrease in cash and cash equivalents and restricted cash	$(5,406)	$(1,325)

As of March 31, 2026 and 2025, cash and cash equivalents and restricted cash totaled approximately $23.3 million and $27.5 million, respectively.

Net cash flows used in operating activities during the three months ended March 31, 2026 primarily relates to the revenues and expenses of our operating properties, interest expense incurred on our indebtedness, the payment of employee cost sharing expenses as well as payments for property management, legal, and accounting fees. Net cash flows used in operating activities during the three months ended March 31, 2025 primarily relates to interest expense incurred on our indebtedness, the payment of employee cost sharing expenses as well as payments for property management, legal, and accounting fees.

Net cash flows used in investing activities during the three months ended March 31, 2026 and 2025 primarily relates to funding costs for our development properties. For additional details regarding our development properties, see “—Our Investments.” During the three months ended March 31, 2026, we funded the BPOZ Tokeneke Loan as further described in “—Our Investments—100 Tokeneke Road – Darien, Connecticut” and “Note 4 – Related Party Arrangements” to our unaudited consolidated financial statements in this Form 10-Q.

Net cash flows provided by financing activities for the three months ended March 31, 2026 primarily relates to the net proceeds from debt financing activities, including additional draws on the 1000 First Construction Loan and the Aster & Links Loans as further described in “—Our Investments—1000 First Avenue North and 900 First Avenue North – St. Petersburg, Florida (“VIV”)” and “—Our Investments—1991 Main Street – Sarasota Florida (“Aster & Links”)—Aster & Links Mortgage and Mezzanine Loans”, respectively. Net cash flows provided by financing activities for the three months ended March 31, 2025 primarily relates to the proceeds from financings, including the 1991 Main Mezzanine Loan, the 1991 Main Construction Loan, and the 1000 First Construction Loan.For additional details regarding our outstanding indebtedness, see “—Liquidity and Capital Resources.”

Critical Accounting Estimates

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

Our significant accounting policies are described in “Note 2—Summary of Significant Accounting Policies,” in our consolidated financial statements in this Form 10-Q. There have been no changes to our significant accounting policies and estimates during the three months ended March 31, 2026 as compared to those disclosed in “Note 2—Summary of Significant Accounting Policies” included in our Annual Report for the year ended December 31, 2025, a copy of which may be accessed here.

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

We have elected to use the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the effective date of our Primary Offering (which will fall on September 30, 2026), (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a “large accelerated filer” (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period, or (iii) the date that we affirmatively and irrevocably opt out of the extended transition period provided in Section 7(a)(2)(B). By electing to extend the transition period for complying with new or revised accounting standards, our consolidated financial statements may not be comparable to the consolidated financial statements of companies that comply with public company effective dates.

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

As of March 31, 2026, we have assessed the litigation described below and concluded that is it neither material nor is any resolution likely to have a material adverse effect on our business, financial condition or results of operation. In addition, as of March 31, 2026, neither we nor any of our subsidiaries were subject to any legal proceedings nor were we aware of any legal proceedings threatened against us or any of our subsidiaries that could be deemed material.

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

JZ Investments, Inc.

On April 24, 2026, JZ Investments, Inc., a Connecticut corporation (“JZ Investments”), individually and derivatively as an equity holder of CMC QOF I, LLC, a Delaware limited liability company, filed a complaint in Connecticut State Superior Court naming us, one of our Operating Companies, BPOZ Storrs Holding, LLC, and CMC as defendants alongside Chen. In the complaint JZ Investments alleges, among other things, that Chen acted fraudulently and we acted negligently, in violation of the Connecticut Unfair Trade Practices Act, and in breach of the implied covenant of good faith and fair dealing, fraudulent transfer and unjust enrichment when entering into a settlement agreement with JZ Investments. JZ Investments is seeking, among other things, restoration of its preferred equity interest in CMC, certain declaratory relief as well as damages, attorneys’ fees, and costs and expenses related thereto.

We dispute any liability in the JZ Investments litigation and intend to vigorously defend the matter.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Part I, Item 1A under the heading “Risk Factors” in our Annual Report for the year ended December 31, 2025, a copy of which may be accessed here. You should carefully consider the risk factors set forth in our Annual Report and be aware that these risk factors and other information may not describe every risk facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Securities

During the three months ended March 31, 2026, we did not sell any equity securities that were not registered under the Securities Act.

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

From the period of October 7, 2021, the date of the first closing held in connection with our Primary Offering, through December 31, 2025, we issued 2,586,586 Class A units in our Public Offerings, raising net offering proceeds of $247.8 million. During the three months ended March 31, 2026, we sold 61,408 Class A units, for an aggregate gross proceeds of $3,210,218, in connection with our Public Offerings. Together with the gross proceeds raised in prior offerings by our predecessor in interest, Belpointe REIT, Inc., as of March 31, 2026, we have raised aggregate gross offering cash proceeds of $371.8 million.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the quarter ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” each as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
3.1	Certificate of Formation.	S-11	333-225242	3.1	April 22, 2021
3.2	Amended and Restated Limited Liability Company Operating Agreement.	S-11	333-225242	3.2	April 22, 2021
4.1	Subscription Agreement (included in Appendix B).	S-11	333-271262	4.1	April 14, 2023
10.1	Management Agreement by and among Belpointe PREP, LLC, Belpointe PREP OC, LLC, Belpointe PREP TN OC, LLC, Belpointe PREP Manager, LLC and Belpointe LLC.	S-11	333-255424	10.1	April 22, 2021
10.2	Form of Amended and Restated Services and Cost Sharing Agreement.	10-Q	001-40911	10.1	November 14, 2025
10.3	Form of Indemnification Agreement.	10-Q	001-40911	10.2	November 14, 2025
10.4†	Agreement for Purchase and Sale, dated as of September 15, 2025, by and between 900 Eighth, LP and WP South Acquisitions, L.L.C.	10-Q	001-40911	10.3	November 14, 2025
10.5†	Letter Agreement, Dated January 6, 2026.	8-K	001-40911	10.1	January 12, 2026
10.6*†	$3,250,000 Convertible Promissory Note, dated March 3, 2026.
10.7*†	$5,000,000 Convertible Promissory Note, dated March 3, 2026.
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

†	Certain confidential portions of this Exhibit have been omitted by means of marking such portions with brackets (“[***]”) because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELPOINTE PREP, LLC

Date: May 12, 2026	By:	/s/ Brandon E. Lacoff
Brandon E. Lacoff
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: May 12, 2026	By:	/s/ Martin Lacoff
Martin Lacoff
Chief Strategic Officer, Principal Financial Officer and Director
(Principal Financial Officer)

