Form 10-Q
period 2026-06-30
Belpointe PREP, LLC
filed 2026-08-04
CIK 1807046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Yes ☐ No ☒

As of July 31,2026, the registrant had 3,953,666 Class A units, 100,000 Class B units and one Class M unit outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Belpointe PREP, LLC

Consolidated Balance Sheets

(in thousands, except unit data)

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Real estate
Land	$63,116	$63,116
Building and improvements	411,939	410,263
Furniture, fixtures and equipment	7,787	7,700
Intangible assets	8,197	8,197
Real estate under construction	57,876	57,838
Total real estate	548,915	547,114
Accumulated depreciation and amortization	(21,370)	(15,234)
Real estate, net	527,545	531,880
Cash and cash equivalents	15,637	24,342
Due from affiliates	59	—
Convertible loan receivable from affiliate	5,000	—
Other assets	13,529	7,974
Total assets	$561,770	$564,196

Liabilities
Debt, net	$279,077	$260,638
Due to affiliates	9,930	9,366
Intangible liabilities, net	1,088	1,127
Accounts payable	3,115	12,383
Accrued expenses and other liabilities	11,156	5,467
Total liabilities	304,366	288,981

Commitments and contingencies	—	—

Members’ Capital
Class A units, unlimited units authorized, 3,909,902 and 3,836,696 units issued and outstanding at June 30, 2026 and December 31, 2025, respectively	256,809	272,958
Class B units, 100,000 units authorized, 100,000 units issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Class M unit, one unit authorized, one unit issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Total members’ capital excluding noncontrolling interests	256,809	272,958
Noncontrolling interests	595	2,257
Total members’ capital	257,404	275,215
Total liabilities and members’ capital	$561,770	$564,196

See accompanying notes to consolidated financial statements.

Belpointe PREP, LLC

Consolidated Statements of Operations

(Unaudited)

(in thousands, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Rental revenue	$5,367	$2,002	$9,602	$3,741
Total revenue	5,367	2,002	9,602	3,741

Expenses
Property expenses	4,953	3,971	9,955	6,675
General and administrative	1,201	1,179	2,996	2,795
Interest expense	5,575	2,868	10,860	7,226
Depreciation and amortization	3,090	1,862	6,167	3,779
Total expenses	14,819	9,880	29,978	20,475

Other income
Interest income	191	251	401	499
Other income (expense)	5	(6)	46	(21)
Total other income	196	245	447	478

Net loss	(9,256)	(7,633)	(19,929)	(16,256)
Net loss attributable to noncontrolling interests	13	6	21	10
Net loss attributable to Belpointe PREP, LLC	$(9,243)	$(7,627)	$(19,908)	$(16,246)

Loss per Class A unit (basic and diluted)
Net loss per unit	$(2.37)	$(2.06)	$(5.12)	$(4.41)
Weighted-average units outstanding	3,902,089	3,696,709	3,890,731	3,681,439

See accompanying notes to consolidated financial statements.

Belpointe PREP, LLC

Consolidated Statements of Changes in Members’ Capital

(Unaudited)

(in thousands, except unit data)

	Class A units		Class B units		Class M unit		Total Members’ Capital Excluding Noncontrolling	Noncontrolling	Total Members’
	Units	Amount	Units	Amount	Units	Amount	Interests	Interests	Capital
Balance at January 1, 2026	3,836,696	$272,958	100,000	$—	1	$—	$272,958	$2,257	$275,215
Issuance of units	61,408	3,210	—	—	—	—	3,210	—	3,210
Redemption of noncontrolling interest	—	—	—	—	—	—	—	(1,641)	(1,641)
Offering costs	—	(17)	—	—	—	—	(17)	—	(17)
Net loss	—	(10,665)	—	—	—	—	(10,665)	(8)	(10,673)
Balance at March 31, 2026	3,898,104	265,486	100,000	—	1	—	265,486	608	266,094
Issuance of units	11,798	566	—	—	—	—	566	—	566
Net loss	—	(9,243)	—	—	—	—	(9,243)	(13)	(9,256)
Balance at June 30, 2026	3,909,902	$256,809	100,000	$—	1	$—	$256,809	$595	$257,404

	Class A units		Class B units		Class M unit		Total Members’ Capital Excluding Noncontrolling	Noncontrolling	Total Members’
	Units	Amount	Units	Amount	Units	Amount	Interest	Interest	Capital
Balance at January 1, 2025	3,664,173	$301,776	100,000	$—	1	$—	$301,776	$2,281	$304,057
Issuance of units	4,215	270	—	—	—	—	270	—	270
Net loss	—	(8,619)	—	—	—	—	(8,619)	(4)	(8,623)
Balance at March 31, 2025	3,668,388	293,427	100,000	—	1	—	293,427	2,277	295,704
Issuance of units	56,073	3,753	—	—	—	—	3,753	—	3,753
Offering costs	—	(9)	—	—	—	—	(9)	—	(9)
Net loss	—	(7,627)	—	—	—	—	(7,627)	(6)	(7,633)
Balance at June 30, 2025	3,724,461	$289,544	100,000	$—	1	$—	$289,544	$2,271	$291,815

See accompanying notes to consolidated financial statements.

Belpointe PREP, LLC

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(19,929)	$(16,256)
Adjustments to net loss:
Depreciation and amortization including intangible assets and deferred financing costs	7,519	4,831
Amortization of rent-related intangibles and straight-line rent adjustments	(104)	(55)
Unrealized (gain) loss on interest rate derivatives	(51)	6
Changes in operating assets and liabilities:
Increase in other assets and due from affiliates	(3,401)	(564)
Increase in due to affiliates	530	1,531
Increase (decrease) in accounts payable	26	(219)
Increase in accrued expenses and other liabilities	5,397	1,696
Net cash used in operating activities	(10,013)	(9,030)

Cash flows from investing activities
Development of real estate	(11,176)	(44,176)
Funding of convertible loan receivable to affiliate	(5,000)	—
Other investing activities	(130)	(34)
Purchase of interest rate caps	—	(4)
Net cash used in investing activities	(16,306)	(44,214)

Cash flows from financing activities
Proceeds from construction loans	14,693	46,814
Proceeds from term loans	3,894	3,168
Proceeds from units issued	3,776	4,023
Redemption of noncontrolling interests	(1,641)	—
Prepayment of term loan	(1,500)	—
Other financing activities	446	181
Payment of deferred financing costs	—	(37)
Payment of offering costs	—	(9)
Net cash provided by financing activities	19,668	54,140

Net (decrease) increase in cash and cash equivalents and restricted cash	(6,651)	896

Cash and cash equivalents and restricted cash, beginning of period	28,672	28,831
Cash and cash equivalents and restricted cash, end of period	$22,021	$29,727

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

In connection with the Follow-on Offering, we entered into a non-exclusive dealer manager agreement with Emerson Equity LLC (the “Dealer Manager”), a registered broker-dealer, for the sale of our Class A units through the Dealer Manager. The Dealer Manager entered into participating dealer agreements and wholesale agreements with other broker-dealers, referred to as “selling group members,” to authorize those broker-dealers to solicit offers to purchase our Class A units. We paid our Dealer Manager commissions of up to 0.25%, and the selling group members commissions ranging from 0.25% to 4.50%, of the principal amount of Class A units sold in the Follow-on Offering.

For the three and six months ended June 30, 2026, we have sold aggregate gross proceeds of zero and $3,210,218, respectively, of Class A units in connection with our Follow-on Offering. Together with the gross proceeds raised in our primary offering, which expired in 2024 (our “Primary Offering” and, together with our Follow-on Offering, our “Public Offerings”) and the gross proceeds raised in Belpointe REIT’s prior offerings, as of June 30, 2026, we have raised aggregate gross offering proceeds of $371.8 million in our Public Offerings.

The purchase price for Class A units in our Follow-on Offering was the lesser of (i) the current net asset value (the “NAV”) of our Class A units, and (ii) the average of the high and low sale prices of our Class A units on the NYSE American (the “NYSE”) during regular trading hours on the last trading day immediately preceding the investment date on which the NYSE was open for trading and trading in our Class A units occurred. Our Manager calculates our NAV within approximately 60 days of the last day of each quarter, and any adjustments take effect as of the first business day following its public announcement. On May 29, 2026, we announced that our NAV as of March 31, 2026 was equal to $116.25 per Class A unit.

During the three and six months ended June 30, 2026, we sold an aggregate of 11,798 Class A units, at an average price of $47.60 per Class A unit for aggregate gross proceeds of $566,041, in a series of transactions not involving a public offering to two individual investors in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. The issuances did not involve any underwriters or underwriting discounts or commissions.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting and conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and Article 8 of Regulation S-X of the rules and regulations of the SEC.

In the opinion of management, all adjustments considered necessary for a fair presentation of our financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The consolidated financial statements as of June 30, 2026, and for the three and six months ended June 30, 2026 and 2025, are unaudited and may not include year-end adjustments necessary to make them comparable to audited results. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2025 included in our Annual Report on Form 10-K. The operating results for interim periods are not necessarily indicative of operating results for any other interim period or for the entire year.

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

The following table presents the financial data of the consolidated VIEs, which are considered VIEs as they do not have sufficient equity at risk to finance their activities without additional subordinated financial support, included in the consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively (amounts in thousands):

	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Real estate
Land	$53,301	$53,301
Building and improvements	409,376	407,736
Furniture, fixtures and equipment	7,787	7,700
Intangible assets	6,083	6,083
Real estate under construction	57,618	57,580
Total real estate	534,165	532,400
Accumulated depreciation and amortization	(19,893)	(13,886)
Real estate, net	514,272	518,514
Cash and cash equivalents	1,801	2,943
Other assets	9,626	7,288
Total assets	$525,699	$528,745

Liabilities
Debt, net	$279,077	$260,638
Due to affiliates	2,849	3,280
Accounts payable	3,113	12,294
Accrued expenses and other liabilities	6,947	4,685
Total liabilities	$291,986	$280,897

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

Restricted Cash

Restricted cash consists of amounts required to be reserved pursuant to contractual obligations and lender agreements for debt service. The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within our consolidated balance sheets to our consolidated statements of cash flows (amounts in thousands):

	June 30, 2026	December 31, 2025	June 30, 2025
	(unaudited)		(unaudited)
Cash and cash equivalents	$15,637	$24,342	$24,956
Restricted cash (1)	6,384	4,330	4,771
Total cash and cash equivalents and restricted cash	$22,021	$28,672	$29,727

(1)	Restricted cash is included within Other assets on our consolidated balance sheets.

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

The following table summarizes the components of lease revenues (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Fixed lease revenues	$5,280	$1,883	$9,389	$3,405
Variable lease revenues (1)	36	102	109	281
Lease revenues (2) (3)	$5,316	$1,985	$9,498	$3,686

(1)	Includes reimbursements for property taxes, insurance, and common area maintenance services.

(2)	Excludes lease intangible amortization of less than $0.1 million and less than $0.1 million for the three months ended June 30, 2026 and 2025, respectively, and less than $0.1 million and less than $0.1 million for the six months ended June 30, 2026 and 2025, respectively.

(3)	Excludes straight-line rent of less than $0.1 million and less than $0.1 million for the three months ended June 30, 2026 and 2025, respectively, and less than $0.1 million and less than $0.1 million for the six months ended June 30, 2026 and 2025, respectively.

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

We assess the collectability of substantially all lease payments due, including unbilled rent receivable balances, by reviewing a tenant’s payment history and financial condition, and the age of the receivables. Changes to collectability are recognized as a current period adjustment to rental revenue. We have assessed the collectability of all recorded lease revenues as probable as of June 30, 2026.

Note 4 – Related Party Arrangements

Tokeneke Transactions

On March 3, 2026, the Company, through our indirect wholly-owned subsidiary BPOZ 100 Tokeneke Holding, LLC (“BPOZ Tokeneke”), made a loan (the “BPOZ Tokeneke Loan”) in the principal amount of $5.0 million, evidenced by a convertible promissory note (the “BPOZ Tokeneke Note”), to 100 Tokeneke Road, LLC (“Tokeneke Road”). Tokeneke Road is managed by Tokeneke Manager LLC (the “Tokeneke Manager”), which has exclusive control over the business and affairs of Tokeneke Road. Our Chief Executive Officer controls Tokeneke Manager. Certain immediate family members of our Chief Executive Officer hold an indirect passive beneficial ownership interest in Tokeneke Road and a passive beneficial ownership interest in Tokeneke Manager. Tokeneke Road is recognized as an affiliate of the Company due to the fact that our Chief Executive Officer has the exclusive right to manage the business and affairs of Tokeneke Road through Tokeneke Manager. The BPOZ Tokeneke Loan bears interest at a rate of 3.6% per annum, computed on the basis of a 365/366-day year, and, unless earlier converted, is due and payable on March 3, 2028. The BPOZ Tokeneke Note is convertible, in whole or in part, in the sole discretion of BPOZ Tokeneke into that number of Class A units of 100 Tokeneke Partners, LLC (“Tokeneke Partners”) a direct holding company for Tokeneke Road, that equal the total amount then being converted, divided by $14.50 per Class A unit (the “Conversion Price”), subject to adjustment as provided in the BPOZ Tokeneke Note. The proceeds of the BPOZ Tokeneke Loan were immediately applied by Tokeneke Road in connection with consummation of its purchase of certain real property located at 100 Tokeneke Road, Darien, Connecticut (the “Property”). During the three and six months ended June 30, 2026, we recognized interest income of less than $0.1 million and less than $0.1 million, respectively, in connection with the BPOZ Tokeneke Loan.

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

For the three and six months ended June 30, 2026 and 2025, members of the Belpointe SP Group did not make any contributions to our investments.

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

The following table summarizes the fees incurred on our behalf by, and expenses reimbursable to, our Manager and its affiliates, including our Sponsor, in accordance with the terms of our relevant agreements with such parties (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Amounts included in the Consolidated Statements of Operations
Costs incurred by our Manager and its affiliates (1)	$819	$697	$1,709	$1,444
Management fees (2)	852	827	1,701	1,652
Insurance (3)	299	120	594	243
Property management oversight fees (2)	76	—	130	—
Director compensation	21	23	43	43
	$2,067	$1,667	$4,177	$3,382

Capitalized costs included in the Consolidated Balance Sheets
Development fee and reimbursements	$33	$918	$87	$2,084
Insurance (3)	6	534	18	1,078
	$39	$1,452	$105	$3,162

(1)	Includes wage, overhead and other reimbursements to our Manager and its affiliates, including our Sponsor, and certain of our Sponsor’s subsidiaries, associates and affiliates (collectively, the “Sponsor Group”). Such costs are included in General and administrative in our consolidated statements of operations.

(2)	Included in Property expenses in our consolidated statements of operations.

(3)	Our insurance premiums are prepaid and are included in Other assets on the consolidated balance sheets and are amortized monthly to either Property expenses or General and administrative in our consolidated statements of operations or Real estate under construction on the consolidated balance sheets based on the nature of the insurance coverage.

The following table summarizes amounts included in Due to affiliates in our consolidated balance sheets (amounts in thousands):

	June 30, 2026	December 31, 2025
	(unaudited)
Management fees	$6,780	$5,329
Development fees	2,675	2,664
Employee cost sharing and reimbursements (1)	378	1,226
Property management oversight fees	76	43
Director compensation	21	21
Insurance	—	83
	$9,930	$9,366

(1)	Includes wage, overhead and other reimbursements to our Manager and its affiliates, including members of the Sponsor Group.

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

Pursuant to an Amended and Restated Services and Cost Sharing Agreement by and among the Company, our Operating Companies, our Manager and our Sponsor Group (the “Services and Cost Sharing Agreement”), we reimburse our Sponsor Group and our Manager for expenses incurred for our allocable share of the salaries, benefits and overhead of personnel providing services to us. During the three months ended June 30, 2026 and 2025, our Manager and its affiliates, including the Sponsor Group, incurred operating expenses of $0.5 million and $0.4 million, respectively, on our behalf. During the six months ended June 30, 2026 and 2025, our Manager and its affiliates, including our Sponsor, incurred operating expenses of $0.9 million and $0.9 million, respectively, on our behalf. The expenses are payable, at the election of the recipient, either in cash, by issuance of our Class A units at the then-current NAV, or through some combination of the foregoing. As of June 30, 2026, all expenses incurred since inception have been paid in cash.

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

During the three months ended June 30, 2026 and 2025, we incurred development fees earned during the construction phase of less than $0.1 million and $0.8 million, respectively. During the six months ended June 30, 2026 and 2025, we incurred development fees earned during the construction phase of less than $0.1 million and $1.7 million, respectively. As of June 30, 2026 and December 31, 2025, $2.7 million and $2.7 million, respectively, remained due and payable to our affiliates for development fees.

During the three months ended June 30, 2026 and 2025, we incurred operating reimbursement expenditures to our affiliates acting as development managers of $0.4 million and $0.5 million, respectively, of which zero and $0.2 million, respectively, is included in Real estate under construction in our consolidated balance sheets, and $0.4 million and $0.3 million, respectively, is included in General and administrative expenses in our consolidated statements of operations. During the six months ended June 30, 2026 and 2025, we incurred operating reimbursement expenditures to our affiliates acting as development managers of $0.8 million and $0.9 million, respectively, of which less than $0.1 million and $0.4 million, respectively, is included in Real estate under construction in our consolidated balance sheets, and $0.8 million and $0.5 million, respectively, is included in General and administrative expenses in our consolidated statements of operations. As of June 30, 2026 and December 31, 2025, $0.2 million and $0.6 million, respectively, remained due and payable to our affiliates for operating reimbursement expenditures.

Acquisition Fees

We will pay our Manager, Sponsor, or an affiliate of our Manager or Sponsor, an acquisition fee equal to 1.5% of the total value of any acquisition transaction, including any acquisition through merger with another entity (but excluding any transactions in which our Sponsor, or an affiliate of our Manager or Sponsor, would otherwise receive a development fee). We did not incur any acquisition fees during the three and six months ended June 30, 2026 and 2025.

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

During the three months ended June 30, 2026 and 2025, we obtained insurance coverage and paid premiums in the aggregate amount of less than $0.1 million and $0.5 million, respectively, from which Belpointe Specialty Insurance earned commissions and administrative fees of less than $0.1 million and less than $0.1 million, respectively. During the six months ended June 30, 2026 and 2025, we obtained insurance coverage and paid premiums in the aggregate amount of $0.1 million and $0.7 million, respectively, from which Belpointe Specialty Insurance earned commissions and administrative fees of less than $0.1 million and less than $0.1 million, respectively. Insurance premiums are prepaid and are included in Other assets on the consolidated balance sheets.

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

Note 5 – Real Estate, Net

Real Estate Under Construction

The following table provides the activity of our Real estate under construction (amounts in thousands):

	June 30, 2026	December 31, 2025
	(unaudited)
Beginning balance	$57,838	$191,308
Capitalized costs (1) (2)	1,186	50,628
Placed in service (3)	(1,148)	(188,716)
Capitalized interest	—	4,618
	$57,876	$57,838

(1)	Includes development fees and employee reimbursement expenditures. See Note 4 – Related Party Arrangements for additional details regarding our transactions with related parties.

(2)	Includes direct and indirect project costs to the construction and development of real estate projects, including but not limited to loan fees, property taxes, and insurance, incurred of less than $0.1 million and $2.3 million for the six months ended June 30, 2026 and the year ended December 31, 2025, respectively.

(3)	During the six months ended June 30, 2026, we reclassified $1.1 million from Real estate under construction to Building and improvements ($1.0 million) and Furniture, fixtures and equipment ($0.1 million), in connection with certain phases of our 1000 First Avenue North, St Petersburg, Florida (“VIV”) and 1991 Main Street, Sarasota, Florida (“Aster & Links”) development projects, which reached substantial completion during 2025 and 2024, respectively.

Non-cash Disclosures

For the six months ended June 30, 2026, non-cash investing activity relating to the development of real estate totaled $0.7 million and is included in Building and improvements in our consolidated balance sheets. For the six months ended June 30, 2025, non-cash investing activity relating to the development of real estate totaled $11.6 million, of which $10.6 million was included in Real estate under construction in our consolidated balance sheets, (inclusive of unpaid development fees of $1.7 million and unpaid employee cost sharing and reimbursements of less than $0.1 million), and $1.0 million was included in Building and improvements in our consolidated balance sheets.

Depreciation Expense

Depreciation expense was $3.0 million and $1.8 million for the three months ended June 30, 2026 and 2025, respectively, and $6.1 million and $3.6 million for the six months ended June 30, 2026 and 2025, respectively, and is included in Depreciation and amortization on the consolidated statements of operations.

Note 6 – Intangible Assets and Liabilities

Intangible assets and liabilities are summarized as follows (amounts in thousands):

	June 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(unaudited)	(unaudited)	(unaudited)
Finite-Lived Intangible Assets
In-place leases	$2,538	$(1,076)	$1,462	$2,538	$(1,023)	$1,515
Indefinite-Lived Intangible Assets
Development rights	5,659	—	5,659	5,659	—	5,659
Total intangible assets	$8,197	$(1,076)	$7,121	$8,197	$(1,023)	$7,174

Finite-Lived Intangible Liabilities
Below-market leases	$(1,538)	$450	$(1,088)	$(1,538)	$411	$(1,127)
Total intangible liabilities	$(1,538)	$450	$(1,088)	$(1,538)	$411	$(1,127)

In-place leases and development rights intangible assets, noted above, are included in Intangible assets on the consolidated balance sheets. Below-market lease liabilities, noted above, are included in Intangible liabilities, net on the consolidated balance sheets.

Amortization of in-place lease intangible assets was less than $0.1 million and less than $0.1 million for the three months ended June 30, 2026 and 2025, respectively, and less than $0.1 million and $0.1 million for the six months ended June 30, 2026 and 2025, respectively, and is included in Depreciation and amortization in the consolidated statements of operations.

Amortization of below-market lease liabilities was less than $0.1 million and less than $0.1 million for the three months ended June 30, 2026 and 2025, respectively, and less than $0.1 million and $0.1 million for the six months ended June 30, 2026 and 2025, respectively, and is included in Rental revenue in the consolidated statements of operations.

Note 7 – Debt, Net

2026 Debt Transactions

On June 10, 2026, we, through our indirect majority-owned subsidiaries, entered into a loan modification agreement (the “Loan Modification Agreement”) with KHRE SMA Funding, LLC, as lender, with respect to the fixed-rate loan secured by 900 8th Avenue South, Nashville, Tennessee (the “900 8th Land Loan”). The Loan Modification Agreement extends the maturity date of the 900 8th Land Loan from July 2, 2026 to July 2, 2027. In connection with the Loan Modification Agreement, we repaid $1.5 million in principal and paid $0.9 million in prepaid interest and fees. Refer to the table below for additional details regarding the 900 8th Land Loan.

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

The following table details our Debt, net (dollars in thousands):

	Weighted Average			Carrying Value as of
Indebtedness	Interest Rate	Maturity Date	Maximum Facility	June 30, 2026	December 31, 2025
				(unaudited)
Fixed rate loans
900 8th Land Loan	9.50%	July 2027	N/A	$8,500	$10,000
Variable rate loans
1000 First Construction Loan (1)	SOFR + 3.80%	June 2027	$104,000	95,992	81,300
Aster & Links Loans (2)	SOFR + 2.55%	October 2027	$204,138	177,819	173,925
Total debt				282,311	265,225
Unamortized debt issuance costs				(1,597)	(2,274)
Unamortized debt discount				(1,637)	(2,313)
Debt, net				$279,077	$260,638

(1)	On June 28, 2024, we, through our indirect majority-owned subsidiary, entered into a variable rate construction loan for up to $104.0 million in principal amount (the “1000 First Construction Loan”), which is secured by our investment VIV. The 1000 First Construction Loan contains two one-year extension options, exercisable at our election, subject to certain terms and conditions set forth in the loan agreement. Advances under the 1000 First Construction Loan bear interest at a per annum rate equal to the one-month term Secured Overnight Financing Rate (“SOFR”) plus 3.80%, subject to a minimum all-in per annum rate of 7.55%. To mitigate our exposure to increases to the one-month term SOFR, we obtained an interest rate cap (see Note 9 – Derivative Instruments). The 1000 First Construction Loan is prepayable in whole or in part at any time with not less than 45 days’ notice. Full prepayment is subject to an interest make-whole amount, if any, calculated as of the prepayment date.

(2)	The Aster & Links Loans bear interest at a fluctuating rate based on: (i) one-month term SOFR, subject to a 3.25% floor, plus (ii) a blended rate of 2.55%, and requires interest-only monthly payments during their term. The Aster & Links Loans each contain two one-year extensions exercisable at our election, subject to certain terms and conditions set forth in each of the loan agreements. The Aster & Links Loans are secured by a first-priority mortgage on Aster & Links and a pledge of the borrower’s equity interest in an indirect subsidiary of the Company. To mitigate our exposure to increases to the one-month term SOFR, we have obtained interest rate caps (see Note 9 – Derivative Instruments). The Aster & Links Loans are prepayable in whole or in part at any time with not less than 30 days’ notice, however, if prepaid in full prior to October 2026, such prepayment is subject to an interest make-whole amount, if any, calculated as of the prepayment date.

The following table summarizes the scheduled future principal payments, excluding extension options, under our debt arrangements as of June 30, 2026 (amounts in thousands):

Year ended December 31,	(unaudited)
2026 (remainder)	$—
2027	282,311
2028	—
2029	—
2030	—
Thereafter	—
Total	$282,311

Interest paid, net of capitalized interest for the six months ended June 30, 2026 and 2025, was $9.5 million and $7.5 million, respectively.

Amortization of deferred financing costs for the three months ended June 30, 2026 and 2025, was $0.7 million and $0.7 million, respectively, of which zero and $0.2 million was capitalized, respectively. Amortization of deferred financing costs for the six months ended June 30, 2026 and 2025 was $1.4 million and $1.5 million, respectively, of which zero and $0.4 million was capitalized, respectively.

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

We are subject to various financial and operational covenants in connection with the Aster & Links Loans and 1000 First Construction Loan which include, but are not limited to, maintaining liquid assets of no less than $10.0 million and a net worth of no less than $110.0 million. As of June 30, 2026, and December 31, 2025, we were in compliance with all of our loan covenants.

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

The following table sets forth the carrying value and estimated fair value of our debt payables and receivable arrangements as of June 30, 2026 and December 31, 2025, respectively (amounts in thousands):

		June 30, 2026		December 31, 2025
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
		(unaudited)	(unaudited)
Total indebtedness (1)(2)	3	$279,077	$282,323	$260,638	$265,225
Convertible loan receivable from affiliate	3	$5,000	$5,000	$—	$—

(1)	The carrying values of our indebtedness are net of unamortized debt issuance costs and debt discounts (see Note 7 – Debt, Net).

(2)	We estimate the fair value of our indebtedness by discounting the expected future loan payments using current market interest rates. These rates reflect market conditions and consider the quality of the underlying collateral, the credit quality of the tenant or borrower, and the remaining loan term.

We estimated that our other financial assets and liabilities had fair values that approximated their carrying values as of June 30, 2026 and December 31, 2025.

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

The following table details our derivative financial instruments as of June 30, 2026 (dollars in thousands):

Interest Rate Derivative	Notional Amount	Strike Price	Maturity Date
1991 Main Construction Loan interest rate cap	$130,000	5.07%	July 2026
1000 First Construction Loan interest rate cap	$104,000	6.25%	July 2026
Aster & Links Loans interest rate caps	$204,138	6.00%	October 2027

The following table details the fair value of our derivative financial instruments (amounts in thousands):

	Fair Value (1)
Interest Rate Derivative	June 30, 2026	December 31, 2025
	(unaudited)
Interest rate caps	$62	$11

(1)	Amounts are included in Other assets in our consolidated balance sheets.

The following table details the effect of our derivative financial instruments on our consolidated statements of operations (amounts in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Interest Rate Derivative	Location of Gain (Loss)	2026	2025	2026	2025
		(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest rate caps	Other income (expense)	$6	$(3)	$51	$(6)

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

During the three months ended June 30, 2026 and 2025, we issued 11,798 and 56,073 Class A units, respectively. During the six months ended June 30, 2026 and 2025, we issued 73,206 and 60,288 Class A units, respectively. As of June 30, 2026 and December 31, 2025, there were 3,909,902 and 3,836,696 Class A units, respectively, 100,000 Class B units and one Class M unit issued and outstanding.

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

Basic and Diluted Loss Per Class A Unit

For the three months ended June 30, 2026 and 2025, the basic and diluted weighted-average units outstanding were the same and were 3,902,089 and 3,696,709, respectively. For the three months ended June 30, 2026 and 2025, net loss attributable to Class A units was $9.2 million and $7.6 million, respectively, and the loss per basic and diluted unit was $2.37 and $2.06, respectively. For the six months ended June 30, 2026 and 2025, the basic and diluted weighted-average units outstanding were the same and were 3,890,731 and 3,681,439, respectively. For the six months ended June 30, 2026 and 2025, net loss attributable to Class A units was $19.9 million and $16.2 million, respectively, and the loss per basic and diluted unit was $5.12 and $4.41, respectively.

Tokeneke Letter Agreement

The Company entered into a letter agreement, effective January 6, 2026, (the “Letter Agreement”) with the unaffiliated 50% equity holder of Tokeneke Partners (the “Unaffiliated Member”), pursuant to which the Company and the Unaffiliated Member were each granted put and call rights with respect to the Unaffiliated Member’s equity interest totaling $3.5 million in Tokeneke Partners (see Note 4 – Related Party Arrangements) in exchange for Class A units of the Company issued at a price per Class A unit equal to the average of the high and low sale prices of our Class A units on the NYSE during regular trading hours on the last trading day immediately preceding the put or call date on which the NYSE was open for trading and trading in our Class A units occurred. As set forth in the Letter Agreement, the Unaffiliated Member, shall have the right to sell its 50% equity interest in Tokeneke Partners, in whole or in part, at any point prior to May 31, 2027. In addition, the Company has the right to require the Unaffiliated Member to sell, in whole or in part, its equity interest in Tokeneke Partners during the period commencing on June 1, 2027 and ending on December 31, 2027. Accordingly, as of June 30, 2026, the Company recorded $3.5 million within Accrued expenses and other liabilities and Other assets on our consolidated balance sheets, representing the value of the put and call option associated with the Unaffiliated Member’s interest.

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

Note 11 – Commitments and Contingencies

Litigation

From time to time the Company may become involved in certain non-material litigation, as described below, or other claims arising in the ordinary course of business. As of June 30, 2026, neither we nor any of our subsidiaries were subject to any material legal proceedings nor were we aware of any material legal proceedings threatened against us or any of our subsidiaries.

JZ Investments, Inc. Litigation

On April 24, 2026, JZ Investments, Inc., a Connecticut corporation (“JZ Investments”), individually and derivatively as an equity holder of CMC QOF I, LLC, a Delaware limited liability company, filed a complaint in Connecticut State Superior Court naming us, one of our Operating Companies, BPOZ Storrs Holding, LLC, and CMC as defendants alongside Chen Ji, an individual (“Chen”). In the complaint JZ Investments alleges, among other things, that Chen acted fraudulently and we acted negligently, in violation of the Connecticut Unfair Trade Practices Act, and in breach of the implied covenant of good faith and fair dealing, fraudulent transfer and unjust enrichment when entering into a settlement agreement with JZ Investments. JZ Investments is seeking, among other things, restoration of its preferred equity interest in CMC, certain declaratory relief as well as damages, attorneys’ fees, and costs and expenses related thereto.

On May 28, 2026, we filed a motion to dismiss, seeking to dismiss the complaint for lack of personal jurisdiction and insufficiency of service of process. On June 8, 2026, JZ Investments filed a motion to amend the return date, seeking for the return date to be amended to May 12, 2026 in order to comply with the relevant Connecticut statute and to negate our motion to dismiss. In June 2026, the parties filed objections and replies to the motions, and the court has scheduled a hearing for September 14, 2026 on our motion to dismiss and related papers.

We dispute any liability in the JZ Investments litigation and intend to vigorously defend the matter.

The Galinn Fund LLC

On December 5, 2024, the Galinn Fund LLC, a New York limited liability company (“Galinn”), filed a complaint in Connecticut State Superior Court naming CMC, as a defendant, alongside Chen, and two additional entities (the “Guarantors”).

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

Development Projects

In connection with the development of Aster & Links and VIV, we have entered into separate construction management agreements for each asset which contain terms and conditions that are customary for the related scope of work. As of June 30, 2026, we have an aggregate unfunded commitment of $3.7 million under these two development projects. As of June 30, 2026, $3.0 million of retainage was outstanding and payable in connection with these developments.

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

The following table details the unaudited results of Segment NOI, reconciled to Net loss as reported on our consolidated statements of operations for the three months ended June 30, 2026 and 2025 (amounts in thousands):

	Three Months Ended June 30,
	2026			2025
	Commercial Segment	Mixed-use Segment	Total	Commercial Segment	Mixed-use Segment	Total
Segment NOI:
Rental revenue	$292	$5,075	$5,367	$216	$1,786	$2,002
Property expenses	(493)	(3,608)	(4,101)	(676)	(2,468)	(3,144)
Total Segment NOI	$(201)	$1,467	$1,266	$(460)	$(682)	$(1,142)
Non-segment items:
Management fees, included in Property expenses			(852)			(827)
General and administrative			(1,201)			(1,179)
Interest expense			(5,575)			(2,868)
Depreciation and amortization			(3,090)			(1,862)
Interest income			191			251
Other income (expense)			5			(6)
Net loss			$(9,256)			$(7,633)

The following table details the unaudited significant expense categories by segment for the three months ended June 30, 2026 and 2025 (amounts in thousands):

	Three Months Ended June 30,
	2026			2025
	Commercial Segment	Mixed-use Segment	Total	Commercial Segment	Mixed-use Segment	Total
Property expenses:
Real estate taxes	$361	$1,208	$1,569	$558	$989	$1,547
Management fees (1)	14	733	747	10	303	313
Repairs & maintenance	36	641	677	28	430	458
Insurance	72	448	520	73	335	408
Utilities	10	355	365	7	195	202
Other property expenses	—	223	223	—	216	216
Total property expenses (1)	$493	$3,608	$4,101	$676	$2,468	$3,144

(1)	Excludes management fees incurred to our Manager (see Note 4 – Related Party Arrangements).

The following table details the unaudited results of Segment NOI, reconciled to our consolidated statements of operations for the six months ended June 30, 2026 and 2025 (amounts in thousands):

	Six Months Ended June 30,
	2026			2025
	Commercial Segment	Mixed-use Segment	Total	Commercial Segment	Mixed-use Segment	Total
Segment NOI:
Rental revenue	$517	$9,085	$9,602	$514	$3,227	$3,741
Property expenses	(982)	(7,272)	(8,254)	(1,033)	(3,990)	(5,023)
Total Segment NOI	$(465)	$1,813	$1,348	$(519)	$(763)	$(1,282)
Non-segment items:
Management fees, included in Property expenses			(1,701)			(1,652)
General and administrative			(2,996)			(2,795)
Interest expense			(10,860)			(7,226)
Depreciation and amortization			(6,167)			(3,779)
Interest income			401			499
Other income (expense)			46			(21)
Net loss			$(19,929)			$(16,256)

The following table details the unaudited significant expense categories by segment for the six months ended June 30, 2026 and 2025 (amounts in thousands):

	Six Months Ended June 30,
	2026			2025
	Commercial Segment	Mixed-use Segment	Total	Commercial Segment	Mixed-use Segment	Total
Property expenses:
Real estate taxes	$723	$2,415	$3,138	$728	$1,134	$1,862
Management fees (1)	27	1,388	1,415	20	593	613
Repairs & maintenance	71	1,148	1,219	127	725	852
Insurance	143	939	1,082	145	678	823
Utilities	18	721	739	13	390	403
Other property expenses	—	661	661	—	470	470
Total property expenses (1)	$982	$7,272	$8,254	$1,033	$3,990	$5,023

(1)	Excludes management fees incurred to our Manager (see Note 4 – Related Party Arrangements).

The following table details our total assets by segment as of June 30, 2026, and December 31, 2025 (amounts in thousands):

	June 30, 2026	December 31, 2025
	(unaudited)
Commercial Segment	$95,516	$97,038
Mixed-use Segment	442,144	443,301
Other non-segment assets (1)	24,110	23,857
Total assets	$561,770	$564,196

(1)	Other non-segment assets primarily consist of cash and cash equivalents not attributable to specific reportable segments, and our convertible loan receivable from affiliate as of June 30, 2026 (see Note 4 – Related Party Arrangements).

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

Overview

We are the only publicly traded qualified opportunity fund listed on a national securities exchange. We are a Delaware limited liability company formed on January 24, 2020, and a partnership for U.S. federal income tax purposes. We are focused on identifying, acquiring, developing or redeveloping and managing commercial and mixed-use real estate located within qualified opportunity zones. At least 90% of our assets consist of qualified opportunity zone property. We qualified as a qualified opportunity fund beginning with our taxable year ended December 31, 2020. Because we are a qualified opportunity fund, certain of our investors are eligible for favorable capital gains tax treatment on their investments.

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

For the three and six months ended June 30, 2026, we have sold aggregate gross proceeds of zero and $3,210,218, respectively, of Class A units in connection with our Follow-on Offering. Together with the gross proceeds raised in our primary offering, which expired in 2024 (our “Primary Offering,” and together with our Follow-on Offering, our “Public Offerings”), and the gross proceeds raised in Belpointe REIT’s prior offerings, as of June 30, 2026, we have raised aggregate gross offering proceeds of $371.8 million in our Public Offerings.

The purchase price for Class A units in our Follow-on Offering was the lesser of (i) the net asset value (“NAV”) of our Class A units, and (ii) the average of the high and low sale prices of our Class A units on the NYSE American (the “NYSE”) during regular trading hours on the last trading day immediately preceding the investment date on which the NYSE was open for trading and trading in our Class A units occurred. Our Manager calculates our NAV within approximately 60 days of the last day of each quarter, and any adjustments take effect as of the first business day following its public announcement. On May 29, 2026, we announced that our NAV as of March 31, 2026 was equal to $116.25 per Class A unit.

During the three and six months ended June 30, 2026, we sold an aggregate of 11,798 Class A units, at an average price of $47.60 per Class A unit for aggregate gross proceeds of $566,041, in a series of transactions not involving a public offering to two individual investors in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. The issuances did not involve any underwriters or underwriting discounts or commissions.

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

Aster & Links features an extensive suite of resident amenities, including a clubroom, fitness center, center courtyards with heated saltwater pools and rooftop amenities such as a community room, a private dining area for events, and outdoor grills and seating. Each building contains its own leasing office to support new residents. As of July 26, 2026, Aster & Links was greater than 82% leased.

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

As of June 30, 2026, we have drawn down approximately $177.8 million under the Aster & Links Loans.

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

1000 First Avenue North and 900 First Avenue North – St. Petersburg, Florida (“VIV”) – 1000 First Avenue North, St. Petersburg, Florida (“1000 First” or “VIV”) consists of approximately 1.6-acres which we acquired for an aggregate purchase price of $12.1 million inclusive of transaction costs. During the year ended December 31, 2025, we substantially completed construction at VIV. Leasing commenced in October 2025, and the first residential move-ins occurred in November 2025. As of July 26, 2026, VIV was greater than 71% leased.

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

VIV Construction Management Agreement

In April 2023, our indirect majority-owned subsidiary entered into a construction management agreement in connection with the development of VIV (the “1000 First CMA”). The 1000 First CMA contains terms and conditions that are customary for a project of this type and was subject to a GMP of $141.3 million. As of June 30, 2026 there were no remaining commitments under the 1000 First CMA.

VIV Construction Loan

On June 28, 2024, our indirect majority-owned subsidiary entered into a variable-rate construction loan agreement (the “1000 First Construction Loan Agreement”) for up to $104.0 million in principal amount (the “1000 First Construction Loan”) with various lenders, which is secured by VIV. Advances under the 1000 First Construction Loan bear interest at a per annum rate equal to the one-month term SOFR plus 3.80%, subject to a minimum all-in per annum rate of 7.55% and may be used to fund the development of VIV. The 1000 First Construction Loan has an initial maturity date of June 28, 2027 and contains two one-year extension options, subject to certain restrictions. As of June 30, 2026, we have drawn down $96.0 million on the 1000 First Construction Loan. In addition, we have entered into a series of guaranty agreements which require, among other things, that we maintain certain net worth and liquid asset standards during the term of the 1000 First Construction Loan. The 1000 First Construction Loan is prepayable in whole or in part at any time with not less than 45 days’ notice. Full prepayment is subject to an interest rate make-whole amount, if any, calculated as of the prepayment date.

VIV Interest Rate Cap

As required under the terms of the 1000 First Construction Loan Agreement, on June 30, 2026, our indirect majority-owned subsidiary entered into a new interest rate cap agreement, effective July 1, 2026 with a notional amount of $104.0 million, a strike price of 6.25% and which is scheduled to mature on July 1, 2027.

901-909 Central Avenue North – St. Petersburg, Florida – 901-909 Central Avenue North (“901-909 Central Avenue”) is a 0.13-acre site consisting of a single-story 5,328 gross square foot retail/office building comprised of four units located in St. Petersburg, Florida, which we acquired for an aggregate purchase price of $2.6 million, inclusive of transaction costs. As of July 27, 2026, 901-909 Central Avenue was approximately 85% leased.

1700 Main Street – Sarasota, Florida – 1700 Main Street (“1700 Main”) is a 1.3-acre site, consisting of a former gas station, a three-story office building with parking lot and a two-story retail building, which we acquired for an aggregate purchase price of $6.9 million, inclusive of transaction costs. We currently anticipate that 1700 Main will be redeveloped into an approximate 130-apartment home community consisting of one-bedroom, two-bedroom and three-bedroom units, with approximately 6,000 square feet of retail space located on the first two levels. We anticipate that 1700 Main will consist of a 12-story podium style building with a 3-story parking garage with approximately 300 spaces, and nine stories of apartments above, including a clubroom, fitness center and courtyard with a swimming pool, as well as a leasing office.

In July 2026, CNN named Sarasota the number one town to visit in America’s Best Towns to Visit list, and Niche ranked Sarasota County the number one county for retirees in the nation for 2026. Sarasota is headquarters to a diverse group of large companies, such as Boar’s Head Provisions, CAE Healthcare, Helios Technologies and Voalte. The Sarasota area also has a large number of universities including the University of South Florida, Florida State University’s College of Medicine campus, Ringling College, State College of Florida, Keiser University and New College of Florida.

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

497-501 Middle and Cedar Swamp Road are located less than a mile from the main college campus at the University of Connecticut (“UConn”) in Storrs, Connecticut (“Storrs”), approximately 30 minutes from Hartford, Connecticut, and 90 minutes from Boston, Massachusetts. UConn ranked 32nd among “Top Public Schools” nationally in the 2026 U.S. News & World Report (“U.S. News”) collegiate rankings, and, based on a fact sheet published by UConn, over 21,042 undergraduate students attended college at the Storrs campus in Fall 2025, with more than a third of those students living off campus.

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

On June 26, 2024, we, through our indirect majority-owned subsidiary, 900 Eighth, LP (“900 Eighth”), entered into a fixed-rate loan for $10.0 million in principal amount with KHRE SMA Funding, LLC, which is secured by 900 8th Avenue South (the “900 8th Land Loan”). The 900 8th Land Loan bears interest at a rate of 9.50% per annum. On June 10, 2026, 900 Eighth entered into a loan modification agreement (the “Loan Modification Agreement”) to extend the maturity date of the 900 8th Land Loan from July 2, 2026 to July 2, 2027. In connection with the Loan Modification Agreement, we repaid $1.5 million in principal and paid $0.9 million in prepaid interest and fees. Following the Loan Modification Agreement, the principal balance of the 900 8th Land Loan is $8.5 million.

900 8th Avenue South is located in central Nashville at the north end of the 8th Avenue South District, within walking distance of a number of popular retail, dining and nightlife establishments in downtown Nashville. The parcels have received approval for a mixed-use development including residential, retail and office with a maximum of 365 residential multi-family units and a maximum of seven stories.

900 8th Purchase and Sale Agreement

On September 15, 2025, 900 Eighth entered into an Agreement for Purchase and Sale of Property, as amended on January 12, 2026, April 9, 2026, June 10, 2026, and July 10, 2026 (collectively the “Amended 900 8th Purchase and Sale Agreement”) with WP South Acquisitions, L.L.C. (“WP South”), for the sale of 900 8th Avenue South, together with all improvements thereon and rights to intangible personal property related thereto, for an aggregate purchase price of $19.6 million.

Under the terms and conditions of the 900 8th Purchase and Sale Agreement, the entitlements date will fall on August 10, 2026 (the “Entitlements Date”), the inspection date will fall 30 days after the Entitlements Date (the “Inspection Date”) and, subject to the remaining customary terms and conditions set forth in the Amended 900 8th Purchase and Sale Agreement, the anticipated closing of the sale will take place on the earlier of 180 days following the Inspection Date or any other closing date (the “Closing Date”) chosen by WP South upon seven days prior written notice to 900 Eighth, with such Closing Date subject to three discretionary 30-day extensions by WP South. The Amended 900 8th Purchase and Sale Agreement is also subject to certain customary representations, warranties and closing conditions.

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

As a result, we believe our Davidson Properties, which benefit from completed entitlement and rezoning efforts, are also well-positioned to realize value appreciation. Accordingly, we intend to sell our Davidson Properties in order to attempt to maximize value for our unitholders.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2026 to the Three Months Ended June 30, 2025

The following table sets forth information regarding our results of Segment NOI, reconciled to our consolidated statement of operations, for the three months ended June 30, 2026 and 2025 (amounts in thousands):

	Three Months Ended June 30,
	2026			2025
	Commercial Segment	Mixed-use Segment	Total	Commercial Segment	Mixed-use Segment	Total
Segment NOI:
Rental revenue	$292	$5,075	$5,367	$216	$1,786	$2,002
Property expenses	(493)	(3,608)	(4,101)	(676)	(2,468)	(3,144)
Total Segment NOI	$(201)	$1,467	$1,266	$(460)	$(682)	$(1,142)
Non-segment items:
Management fees, included in Property expenses			(852)			(827)
General and administrative			(1,201)			(1,179)
Interest expense			(5,575)			(2,868)
Depreciation and amortization			(3,090)			(1,862)
Interest income			191			251
Other income (expense)			5			(6)
Net loss			(9,256)			(7,633)
Net loss attributable to noncontrolling interests			13			6
Net loss attributable to Belpointe PREP, LLC			$(9,243)			$(7,627)

Segment NOI

Commercial Segment

During the three months ended June 30, 2026 as compared to the same period in 2025, Commercial Segment NOI increased by $0.3 million, primarily due to lower real estate tax expenses and an increase in rental revenue.

Mixed-use Segment

During the three months ended June 30, 2026 as compared to the same period in 2025, Mixed-use Segment NOI increased by $2.1 million, primarily as a result of VIV, which was substantially completed on September 30, 2025 and therefore did not contribute NOI in the prior year period, as well as increased NOI at Aster & Links due to increased occupancy, partially offset by higher property expenses.

Non-Segment NOI

Management Fees

Pursuant to the terms of a management agreement between us, our Operating Companies and our Manager (the “Management Agreement”), we pay our Manager a quarterly management fee in arrears of one-fourth of 0.75%. The management fee is based on our NAV at the end of each quarter. During the three months ended June 30, 2026 as compared to the same period in 2025, management fees were relatively flat.

General and Administrative Expense

During the three months ended June 30, 2026 and 2025, general and administrative expenses primarily consisted of employee cost sharing expenses (pursuant to our Management Agreement and the Amended and Restated Services and Cash Sharing Agreement between us, our Operating Companies, our Manager and our Sponsor (the “Services and Cost Sharing Agreement”)), marketing expenses, legal, audit, tax and accounting fees. During the three months ended June 30, 2026, as compared to the same period in 2025, general and administrative expenses were relatively flat.

Interest Expense

During the three months ended June 30, 2026 and 2025, interest expense totaled $5.6 million and $2.9 million, respectively, consisting of gross interest expense of $4.9 million and $5.5 million, respectively, and the impact of non-cash amortization of debt discount and debt issuance costs of $0.7 million and $0.7 million, respectively, partially offset by capitalized interest and fees of zero and $3.3 million, respectively. The increase in interest expense during the three months ended June 30, 2026 as compared to the same period in 2025, is primarily due to the completion of development activities at certain properties and therefore interest is no longer being capitalized.

Please see “Note 7– Debt, Net” in our consolidated financial statements in this Form 10-Q for additional information regarding our debt obligations.

Depreciation and Amortization

During the three months ended June 30, 2026 as compared to the same period in 2025, depreciation and amortization increased by $1.2 million primarily as a result of VIV, which was substantially completed on September 30, 2025; therefore, the related assets were not yet in service during the prior year period.

Interest Income

During the three months ended June 30, 2026 and 2025, interest income decreased by $0.1 million primarily due to lower interest earned from cash balances held in interest bearing bank accounts, partially offset by interest income from the BPOZ Tokeneke Loan (see “—Our Investments—100 Tokeneke Road – Darien, Connecticut”).

Other Income (Expense)

Other income (expense) for the three months ended June 30, 2026 and 2025 primarily consisted of gains and losses in connection with our interest rate caps. Please see “Note 7– Debt, Net” and “Note 9 – Derivative Instruments” in our consolidated financial statements in this Form 10-Q for additional information regarding our interest rate caps.

Comparison of the Six Months Ended June 30, 2026 to the Six Months Ended June 30, 2025

The following table sets forth information regarding our results of Segment NOI, reconciled to our consolidated statement of operations, for the six months ended June 30, 2026 and 2025 (amounts in thousands):

	Six Months Ended June 30,
	2026			2025
	Commercial Segment	Mixed-use Segment	Total	Commercial Segment	Mixed-use Segment	Total
Segment NOI:
Rental revenue	$517	$9,085	$9,602	$514	$3,227	$3,741
Property expenses	(982)	(7,272)	(8,254)	(1,033)	(3,990)	(5,023)
Total Segment NOI	$(465)	$1,813	$1,348	$(519)	$(763)	$(1,282)
Non-segment items:
Management fees, included in Property expenses			(1,701)			(1,652)
General and administrative			(2,996)			(2,795)
Interest expense			(10,860)			(7,226)
Depreciation and amortization			(6,167)			(3,779)
Interest income			401			499
Other income (expense)			46			(21)
Net loss			(19,929)			(16,256)
Net loss attributable to noncontrolling interests			21			10
Net loss attributable to Belpointe PREP, LLC			$(19,908)			$(16,246)

Segment NOI

Commercial Segment

During the six months ended June 30, 2026 as compared to the same period in 2025, Commercial Segment NOI increased by $0.1 million, primarily due to lower property expenses driven by a decrease in repairs and maintenance expenses.

Mixed-use Segment

During the six months ended June 30, 2026 as compared to the same period in 2025, Mixed-use Segment NOI increased by $2.6 million primarily as a result of VIV, which was substantially completed on September 30, 2025 and therefore did not contribute NOI in the prior year period, as well as increased NOI at Aster & Links due to increased occupancy, partially offset by higher property expenses.

Non-Segment NOI

Management Fees

Pursuant to our Management Agreement, we pay our Manager a quarterly management fee in arrears of one-fourth of 0.75%. The management fee is based on our NAV at the end of each quarter. During the six months ended June 30, 2026 as compared to the same period in 2025, management fees were relatively flat.

General and Administrative Expense

During the six months ended June 30, 2026 and 2025, general and administrative expenses primarily consisted of employee cost sharing expenses (pursuant to our Management Agreement and Employee and Cost Sharing Agreement), marketing expenses, legal, audit, tax and accounting fees. During the six months ended June 30, 2026, as compared to the same period in 2025, general and administrative expenses increased by $0.2 million primarily due to increased marketing, and tax preparation fees

Interest Expense

During the six months ended June 30, 2026 and 2025, interest expense totaled $10.9 million and $7.2 million, respectively, consisting of gross interest expense of $9.5 million and $10.0 million, respectively, and the impact of non-cash amortization of debt discount and debt issuance costs of $1.4 million and $1.5 million, respectively, partially offset by capitalized interest and fees of zero and $4.3 million, respectively. The increase in interest expense during the six months ended June 30, 2026 as compared to the same period in 2025, is primarily due to the completion of development activities at certain properties and therefore interest is no longer being capitalized.

Please see “Note 7– Debt, Net” in our consolidated financial statements in this Form 10-Q for additional information regarding our debt obligations.

Depreciation and Amortization

During the six months ended June 30, 2026 as compared to the same periods in 2025, depreciation and amortization increased by $2.4 million. This increase is primarily as a result of VIV, which was substantially completed on September 30, 2025, therefore, the related assets were not yet in service during the prior year period.

Interest Income

During the six months ended June 30, 2026 and 2025, interest income decreased by $0.1 million primarily due to lower interest earned from cash balances held in interest bearing bank accounts partially offset by interest income from the BPOZ Tokeneke Loan (see “—Our Investments—100 Tokeneke Road – Darien, Connecticut”).

Other Income (Expense)

Other income (expense) for the six months ended June 30, 2026 and 2025 primarily consisted of gains and losses in connection with our interest rate caps. Please see “Note 7– Debt, Net” and “Note 9 – Derivative Instruments” in our consolidated financial statements in this Form 10-Q for additional information regarding our interest rate caps.

Liquidity and Capital Resources

Overview

Our primary needs for liquidity and capital resources are to fund our investments, including construction and development costs, pay our offering and operating fees and expenses, pay any distributions that we may make to the holders of our units and pay interest on our outstanding indebtedness.

Our offering and operating fees and expenses include, among other things, legal, audit and valuation fees and expenses, federal and state filing fees, SEC, FINRA and NYSE filing fees, printing expenses, administrative fees, transfer agent fees, marketing and distribution fees, the management fee that we pay to our Manager, and fees and expenses related to acquiring, financing, developing, appraising, and managing our commercial and mixed-use properties. We are externally managed and do not have office or personnel expenses as we do not have any employees.

Liquidity

Our future needs for liquidity will depend on a variety of factors, including, without limitation, our ability to generate cash flows from operations, the timing and availability of net proceeds from our equity offerings, the timing and extent of our real estate acquisition and disposition activities, and the timing and extent of our construction and development costs.

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

We believe that our cash on-hand, the anticipated net proceeds from our equity offerings, the proceeds from our current debt obligations, the projected cash flows from our real estate assets and our current and anticipated financing activities will be sufficient to meet our liquidity and capital resource requirements for the next 12 months from the date of issuance of this Form 10-Q.

Capital Resources

Where our Manager and its affiliates, including our Sponsor, have funded, and in the future if they continue to fund, our capital requirements by advancing us offering and operating fees and expenses, we reimburse our Manager and its affiliates, including our Sponsor, pursuant to the terms of our Management Agreement and Services and Cost Sharing Agreement. Fees payable and expenses reimbursable to our Manager and its affiliates, including our Sponsor, may be paid, at the election of the recipient, in cash, by issuance of our Class A Units at the then-current NAV, or through some combination of the foregoing. There were no Public Offering costs incurred by our Manager and its affiliates during the six months ended June 30, 2026 and 2025. During the three months ended June 30, 2026 and 2025, our Manager and its affiliates, including our Sponsor, incurred operating expenses of $0.5 million and $0.4 million, respectively, on our behalf. During the six months ended June 30, 2026 and 2025, our Manager and its affiliates, including our Sponsor, incurred operating expenses of $0.9 million and $0.9 million, respectively, on our behalf. Our Manager and its affiliates, including our Sponsor, have deferred the collection of management fees and the reimbursement of operating fees and expenses, without interest, and may continue to do so in the future, to support our operations and ensure that we maintain sufficient liquidity under the terms of our guaranty agreements. All or any part of deferred fees and expenses may be taken in any period as determined by the Manager.

Aster & Links

In September 2025, we completed approximately $204.1 million in post-construction Aster & Links Refinance Transactions, the proceeds of which were used to retire existing construction debt and will provide additional liquidity to support lease-up and stabilization. In connection with the Aster & Links Refinance Transactions we also entered into a series of guaranty agreements whereby we have guaranteed payment and performance of certain of the Aster & Links Borrowers’ obligations under the Aster & Links Loan Agreements. The guaranty agreements require, among other things, that we maintain certain net worth and liquid asset standards during the term of the Aster & Links Loans. As of June 30, 2026, we were in compliance with all of the net worth and liquid asset standards. See “—Our Investments—1991 Main Street – Sarasota Florida (“Aster & Links”)—Aster & Links Mortgage and Mezzanine Loans” above and “Note 7 – Debt, Net” to our unaudited consolidated financial statements in this Form 10-Q for a more detailed discussion of the Aster & Links Refinance Transactions.

As of June 30, 2026, we had an unfunded capital commitment totaling $3.7 million under the 1991 Main CMA as well as other construction related commitments for the development of Aster & Links. See “—Our Investments—1991 Main Street – Sarasota Florida (“Aster & Links”)—Aster & Links Construction Management Agreement” above for additional details regarding the 1991 Main CMA.

As of the date of this Form 10-Q, we currently anticipate that the remaining funding of development and leasing related costs associated with the development of Aster & Links will be a minimum of $11.4 million (inclusive of the aforementioned unfunded capital commitment). For additional details regarding Aster & Links, see “—Our Investments—1991 Main Street – Sarasota Florida (“Aster & Links”).”

VIV

As of June 30, 2026, we have drawn down $96.0 million on the 1000 First Construction Loan. See “—Our Investments—1000 First Avenue North and 900 First Avenue North – St. Petersburg, Florida (“VIV”)” above for a more detailed discussion of the 1000 First Construction Loan.

As of the date of this Form 10-Q, we currently anticipate the remaining funding for development and leasing related costs associated with the development of VIV will be a minimum of approximately $3.6 million (inclusive of the aforementioned unfunded capital commitment). For additional details regarding Viv, see “—Our Investments—1000 First Avenue North and 900 First Avenue North – St. Petersburg, Florida (“VIV”).”

900 8th Avenue South

On June 10, 2026, 900 Eighth entered into the Loan Modification Agreement to extend the maturity date of the 900 8th Land Loan from July 2, 2026 to July 2, 2027. As of June 30, 2026, the 900 8th Land Loan had a principal balance of $8.5 million. For additional details regarding 900 8th Avenue South and 900 8th Land Loan, see “—Our Investments—900 8th Avenue South – Nashville, Tennessee.”

Short and Long-Term Capital Resources

We expect to continue to obtain the capital resources that we need over the short and long-term from cash on-hand, from the proceeds of our offerings and any future offerings that we may conduct, from the advancement of reimbursable fees and expenses by our Manager and its affiliates, including our Sponsor, from the proceeds of our current debt obligations and future secured or unsecured financing from banks and other lenders, from projected operating funds from our real estate assets and from any other undistributed cash flow generated from operations. For additional details regarding our Public Offerings, see “—Overview” and “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds—Use of Proceeds from Registered Sales of Securities.”

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

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash during the six months ended June 30, 2026 and 2025 (amounts in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(10,013)	$(9,030)
Net cash used in investing activities	(16,306)	(44,214)
Net cash provided by financing activities	19,668	54,140
Net (decrease) increase in cash and cash equivalents and restricted cash	$(6,651)	$896

As of June 30, 2026 and 2025, cash and cash equivalents and restricted cash totaled approximately $22.0 million and $29.7 million, respectively.

Net cash flows used in operating activities during the six months ended June 30, 2026 primarily relates to the revenues and expenses of our operating properties, interest expense incurred on our indebtedness, the payment of employee cost sharing expenses as well as payments for property management, legal, and accounting fees. Net cash flows used in operating activities during the six months ended June 30, 2025 primarily relates to interest expense incurred on our indebtedness, the payment of employee cost sharing expenses as well as payments for property management, legal, and accounting fees.

Net cash flows used in investing activities during the six months ended June 30, 2026 and 2025 primarily relates to funding costs for our development properties. For additional details regarding our development properties, see “—Our Investments.” During the six months ended June 30, 2026, we funded the BPOZ Tokeneke Loan as further described in “—Our Investments—100 Tokeneke Road – Darien, Connecticut” and “Note 4 – Related Party Arrangements” to our unaudited consolidated financial statements in this Form 10-Q.

Net cash flows provided by financing activities for the six months ended June 30, 2026 primarily relates to proceeds from debt financing activities, including additional draws on the 1000 First Construction Loan and the Aster & Links Loans as further described in “—Our Investments—1000 First Avenue North and 900 First Avenue North – St. Petersburg, Florida (“VIV”)” and “—Our Investments—1991 Main Street – Sarasota Florida (“Aster & Links”)—Aster & Links Mortgage and Mezzanine Loans”, respectively, and proceeds from units issued from our offerings. Net cash flows provided by financing activities for the six months ended June 30, 2025 primarily relates to the proceeds from financings, including the 1991 Main Mezzanine Loan, the 1991 Main Construction Loan, and the 1000 First Construction Loan, and net proceeds from units issued from our Follow-on Offerings. For additional details regarding our outstanding indebtedness, see “—Liquidity and Capital Resources.”

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

Our significant accounting policies are described in “Note 2—Summary of Significant Accounting Policies,” in our consolidated financial statements in this Form 10-Q. There have been no changes to our significant accounting policies and estimates during the six months ended June 30, 2026 as compared to those disclosed in “Note 2—Summary of Significant Accounting Policies” included in our Annual Report for the year ended December 31, 2025, a copy of which may be accessed here.

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

As of June 30, 2026, we have assessed the litigation described below and concluded that is it neither material nor is any resolution likely to have a material adverse effect on our business, financial condition or results of operation. In addition, as of June 30, 2026, neither we nor any of our subsidiaries were subject to any legal proceedings nor were we aware of any legal proceedings threatened against us or any of our subsidiaries that could be deemed material.

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

On May 28, 2026, we filed a motion to dismiss, seeking to dismiss the complaint for lack of personal jurisdiction and insufficiency of service of process. On June 8, 2026, JZ Investments filed a motion to amend the return date, seeking for the return date to be amended to May 12, 2026 in order to comply with the relevant Connecticut statute and to negate our motion to dismiss. In June 2026, the parties filed objections and replies to the motions, and the court has scheduled a hearing for September 14, 2026 on our motion to dismiss and related papers.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Securities

During the six months ended June 30, 2026, we sold an aggregate of 11,798 Class A units, at an average price of $47.60 per Class A unit for aggregate gross proceeds of $566,041, in a series of transactions not involving a public offering to two individual investors in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. The issuances did not involve any underwriters or underwriting discounts or commissions.

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

In connection with the Follow-on Registration Statement, we entered into a non-exclusive dealer manager agreement with Emerson Equity LLC (the “Dealer Manager”), a registered broker-dealer, for the sale of our Class A units through the Dealer Manager. The Dealer Manager entered into participating dealer agreements and wholesale agreements with other broker-dealers, referred to as “selling group members,” to authorize those broker-dealers to solicit offers to purchase our Class A units. We paid our Dealer Manager commissions of up to 0.25%, and the selling group members commissions ranging from 0.25% to 4.50%, of the principal amount of a Class A unit sold in the Follow-on Offering.

The purchase price for Class A units in our Follow-on Offering was the lesser of (i) the current net asset value (the “NAV”) of our Class A units, and (ii) the average of the high and low sale prices of our Class A units on the NYSE American (the “NYSE”) during regular trading hours on the last trading day immediately preceding the investment date on which the NYSE was open for trading and trading in our Class A units occurred. Our Manager calculates our NAV within approximately 60 days of the last day of each quarter, and any adjustments take effect as of the first business day following its public announcement. On May 29, 2026, we announced that our NAV as of March 31, 2026 was equal to $116.25 per Class A unit.

We will disclose quarterly determinations of our NAV per Class A unit in our filings with the SEC.

From the period of October 7, 2021, the date of the first closing held in connection with our Primary Offering, through December 31, 2025, we issued 2,586,586 Class A units in our Public Offerings, raising net offering proceeds of $247.8 million. During the six months ended June 30, 2026, we sold 61,408 Class A units, for an aggregate gross proceeds of $3,210,218, in connection with our Follow-on Offering. Together with the gross proceeds raised in prior offerings by our predecessor in interest, Belpointe REIT, Inc., as of June 30, 2026, we have raised aggregate gross offering cash proceeds of $371.8 million.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the quarter ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” each as defined in Item 408(a) of Regulation S-K.

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

BELPOINTE PREP, LLC

Date: August 4, 2026	By:	/s/ Brandon E. Lacoff
Brandon E. Lacoff
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: August 4, 2026	By:	/s/ Martin Lacoff
Martin Lacoff
Chief Strategic Officer, Principal Financial Officer and Director
(Principal Financial Officer)

